Form 10-Q
period 1996-03-31
SHELBY COUNTY BANCORP
filed 1996-05-14
CIK 876621

F0RM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to_______________

                             Commission File Number
                                     O-19445


                              SHELBY COUNTY BANCORP
              -----------------------------------------------------

                  Indiana                           35-1832715
         ------------------------------- -------------------------------
         (State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number)


                            29 East Washington Street
                           Shelbyville, Indiana 46176
             ------------------------------- ----------------------
                   (Address of principal executive (Zip Code)
                                     office)


               Registrant's telephone number, including area code:
                                 (317) 398-9721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes_____.  No_____.

As of May 5, 1996, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

PART I.  FINANCIAL INFORMATION:

          Item 1. Financial Statements

          Consolidated  Statements
          of Financial Condition as of
          March 31, 1996 (Unaudited)
          and September 30, 1995.                                3

          Consolidated  Statements
          of Earnings  for the three
          months ended March 31, 1996
          and 1995 (Unaudited)                                   4

          Consolidated Statements
          of Earnings for the six
          months ended March 31, 1996
          and 1995 (Unaudited)                                   5

          Consolidated  Statements
          of Cash Flows for the six months
          ended March 31, 1996
          and 1995 (Unaudited)                                   6

          Notes to Consolidated
          Financial Statements (Unaudited)                       7

          Item 2.   Management's Discussion
          and Analysis of
          Financial Condition
          and Results of Operations                           8-11

PART II.  OTHER INFORMATION                                     12
SIGNATURE PAGE                                                  13

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
           CONSOLIDATED (UNAUDITED) STATEMENTS OF FINANCIAL CONDITION

                                                   March 31,      September 30,
                                                     1996             1995
                                                -------------    --------------

ASSETS
Cash                                               $710,922          813,706
Interest-Bearing Deposits                         6,377,044        6,427,976
Investment Securities Available
    for Sale                                      8,507,855        4,449,865
  Investment Securities Held to
Maturity (market value: $1,360,350
and $2,874,268)                                   1,355,007        2,830,965
Loans Receivable, Net                            56,763,226       50,591,445
Accrued Interest
Receivable on
Investment Securities                                98,686           68,281
Stock of FHLB of Indianapolis                       409,300          409,300
Premises and Equipment                            1,924,771        1,965,119
Real Estate Owned                                       -0-              -0-
Prepaid Federal Income Taxes                            -0-           63,447
Prepaid Expenses and Other Assets                    71,866          146,086

TOTAL ASSETS                                    $76,218,677       67,766,190


LIABILITIES AND SHAREHOLDERS'
EQUITY
Liabilities:
Deposits                                        $69,173,588       61,202,074
Accrued Interest on Deposits                        176,422          145,237
Deferred Income Taxes                               137,899          134,566
Accrued Expenses and Other
      Liabilities                                   536,088          184,235

       TOTAL LIABILITIES                        $70,023,997       61,666,112

SHAREHOLDERS' EQUITY:
Common stock, without par value:
  Shares authorized of 5,000,000;
  Shares issued and outstanding of
  175,950 and 174,225                            $1,358,123        1,340,873
Retained earnings-substantially
  restricted                                      4,540,678        4,468,324
Unrealized Appreciation on
  Investment Securities Available
  for Sale                                          295,879          290,881

TOTAL SHAREHOLDERS' EQUITY                       $6,176,928        6,100,078
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                         $76,218,677       67,766,190

  See accompanying notes to consolidated financial statements.

                                 SHELBY COUNTY
                             BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                           --------------------------------
                                              1996                  1995
                                           ----------           -----------
Interest Income:
Loans Receivable                           $1,196,281            1,004,974
Mortgage-Backed Securities                     79,485               90,831
Interest-Bearing Deposits                      81,015               36,164
Investment Securities                          57,835               52,282
Dividends from FHLB                             8,142                3,177

     Total Interest Income                  1,422,758            1,187,428
Interest Expense on FHLB Advance's                -0-               47,523
Interest Expense on Deposits                  834,216              526,523
Total Interest Expense                        834,216              574,046
                                            ---------            ---------
       Net Interest Income                    588,542              613,382

Provision for Loan Losses                      15,000               13,000

Net Interest Income After
    Provision for Loan Losses                 573,542              600,382

Non-Interest Income:
Service Charges and Fees                       47,594               41,647
Other                                          55,033               47,140

    Total Non-Interest Income                 102,627               88,787

Non-Interest Expense:
Salaries and Employee Benefits                242,010              218,372
Premises and Equipment                         68,797               37,405
Federal Deposit Insurance                      40,851               34,192
Data Processing                                59,631               52,263
Advertising                                    42,052               37,835
Bank Fees and Charges                          18,420               15,358
Other                                         124,925              133,533
                                            ---------            ---------

   Total Non-Interest Expense                 596,686              528,958

   Earnings Before Income Taxes                79,483              160,211
   Income Taxes                                34,799               48,360

   NET EARNINGS                               $44,684              111,851

   EARNINGS PER SHARE                            $.25                 $.64

See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  Six Months Ended
                                                      March 31,
                                           ------------------------------
                                               1996               1995
                                           ----------         -----------

Interest Income:
Loans Receivable                           $2,323,437           1,939,966
Mortgage-Backed
Securities                                    163,820             171,500
Interest-Bearing Deposits                     146,826              65,067
Investment Securities                          89,810             100,800
Dividends from FHLB                            16,395              10,399

     Total Interest Income                  2,740,288           2,287,732
Interest Expense on FHLB
     Advance's                                    -0-              47,523
Interest Expense on Deposits
                                            1,608,865           1,022,776
Total Interest Expense                      1,608,865           1,070,299
            Net Interest Income             1,131,423           1,217,433

Provision for Loan Losses                      30,000              25,000

 Net Interest Income After
     Provision for Loan Losses              1,101,423           1,192,433

Non-Interest Income:
 Service Charges and Fees                     117,205              80,213
 Other                                        111,759              77,526

     Total Non-Interest Income                228,964             157,739

Non-Interest Expense:
Salaries and Employees Benefits               513,110             470,818
Premises and Equipment                        128,295              77,627
Federal Deposit Insurance                      82,093              69,617
Data Processing                               116,481              99,261
Advertising                                    63,769              66,273
Bank Fees and Charges                          31,767              30,752
Other                                         197,829             203,762

   Total Non-Interest Expense               1,133,344           1,018,110

Earnings Before Income Taxes                  197,043             332,062
Income Taxes                                   89,619             118,643

NET EARNINGS                                 $107,424             213,419

EARNINGS PER SHARE                               $.61               $1.22

See accompanying notes to consolidated
financial statements.

                              SHELBY COUNTY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1996          1995
                                                         --------      ---------

 Cash Flows From Operating Activities:
 Net Earnings                                            $107,424      $213,419
 Adjustments To Reconcile Net Earnings
     To Net Cash Provided By Operating
     Activities:
          Depreciation and Amortization                    44,339        43,483
          Net Deferred Loan Origination Fees               (8,892)      220,146
          Provision For Loan Losses                        30,000        25,000
Gain on sale of
          Securities AFS                                  (28,445)          -0-
Increase (Decrease) in Accrued
          Int. Rec                                        (30,405)          -0-
          (Increase) Decrease in Other Assets             137,667       (51,633)
          Increase (Decrease) in Other Liabilities        365,503       (53,996)

 Net Cash Provided by Oper. Act                           617,191       396,419

 Cash Flows From Investing Activities:
 Loans Funded Net of Collections                       (6,192,889)   (3,490,704)
 Principal Collected on Investment Sec                     65,478       358,716
Principal Collected on
 AFS Securities                                           420,431           -0-
Purchase of Premises and Equipment                        (24,094)     (613,710)
Purchase of Investment Securities                       1,405,545           -0-
 Proceeds From Sale of Securities AFS                   4,584,648           -0-
Purchase of Available for
 Sale Securities                                       (9,001,724)     (500,000)
Net Cash Provided by (Used) in Invest. Act             (8,742,136)   (4,245,698)

 Cash Flows from Financing Activities:
FHLB Advances                                                 -0-     4,000,000
Dividends Paid                                            (17,535)      (15,245)
Net Increase (Decrease)
in Deposits                                             7,971,514      (289,188)
Proceeds of Issuance of Common Stock                       17,250           -0-
Net Cash Provided by
(Used) by Financing
    Activities                                          7,971,229     3,695,567
 Net Increase (Decrease) in Cash and Cash
Equivalents                                              (153,716)     (153,712)
 Cash and Cash Equivalents at Beginning of
Period                                                 $7,241,682     3,555,918
 Cash and Cash Equivalents at End of Period            $7,087,966     3,402,206

 Supplemental Cash Flow Information:
 Interest Paid                                         $1,608,865    $1,022,776
 Income Taxes Paid                                        $72,276       $95,071
Transfer From Investment
 Security Portfolio
 to Available For Sale Portfolio                       $1,521,991           -0-

  See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 Basis of Presentation

The consolidated financial statements include the accounts of Shelby County Bancorp (the "Corporation") and its subsidiary Shelby County Savings Bank, FSB (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements included in the September 30, 1995 Annual Report to Shareholders.

The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The consolidated interim financial statements at March 31, 1996 and for the three months and six months ended March 31, 1996 and 1995 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2 Earnings per Share

Earnings per share are computed by dividing net earnings for the periods ended March 31, 1996 and 1995 by the 175,950 and 174,225 shares of weighted average common stock outstanding, respectively, during the period. The effects of outstanding stock options are dilutive by less than 3%.

 Note 3 Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of March 31, 1996. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan.

Note 4  Dividends

On March 18, 1996, the Board of Directors declared a quarterly cash dividend of $.10 per share. The dividend was paid April 13, 1996 to shareholders of record as of March 29, 1996.

                   SHELBY COUNTY BANCORP AND SUBSIDIARY
                              Results of Operations

(a)  Financial Condition:

Total assets at March 31, 1996, were $76,219,000, an increase of $8,453,000 from total assets of $67,766,000 at September 30, 1995. The most significant increases in assets was in net loans receivable and investment securities available for sale. Total net loans receivable increased from $50,591,000 at September 30, 1995 to $56,763,000 at March 31, 1996. Investment securities available for sale increased from $4,450,000 at September 30, 1995 to $8,508,000 at March 31, 1996. Mortgage loans increased from $42,721,000 at September 30, 1995 to $46,439,000 at March 31, 1996. Consumer loans increased from $8,129,000 at September 30, 1995 to $10,609,000 at March 31, 1996. These increases are attributed to a very strong local economy and loan demand. Interest bearing deposits decreased from $6,428,000 at September 30, 1995 to $6,377,000 at March 31, 1996.

     Total  deposits  at  September  30,  1995  of   $61,202,000   increased  to
$69,174,000 at March 31, 1996. This increase of deposits is primarily due to the opening of branches in May and September of 1995.

     Non-performing assets increased from $374,000 at September 30, 1995 to $489,000 at March 31, 1996. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loans at March 31, 1996.

(b) Results of Operations:

     During the three month period ended March 31, 1996, net earnings decreased to $45,000 ($.25 per share) compared to net earnings of $112,000 ($.64 per share) during the three month period ended March 31, 1995. The decrease in earnings is primarily the result of an increase in interest expense on deposits in excess of the increase in interestincome.

Net interest income was $574,000, after provision for loan losses, for the three months ended March 31, 1996, compared to $600,000 for the three months ended March 31, 1995. The interest rate margin for the three months ended March 31, 1996 was 3.17%, compared to 4.11% for the same period one year ago. The reduction in the margin is primarily dueto the decrease in rates being charged on loan products.

     Interest income increased from $1,187,000 for the three months ended March 31, 1995 to $1,423,000 for the three months ended March 31, 1996. Interest expense for the three month period ended March 31, 1996 was $834,000 compared to $574,000 for the three months ended March 31, 1995. This increase is primarily attributed to the increase in deposits and higher interest rates.

      Total non-interest income was $103,000 for the three months ended March 31, 1996, compared to $89,000 for the same period in 1995. The increase was primarily due to the increase on the gain of the sale of securities for sale.

      Non-interest expense totaled $609,000 for the quarter ended March 31, 1996 compared to $529,000 for the same period in the prior year. The primary increases in non-interest expense relate to increases in salaries and employee benefits and premises and equipment in relation to the opening of branch offices in May and September of 1995.

     During the six month period ended March 31, 1996, net earnings decreased to $107,000 ($.61 per share) compared to net earnings of $213,000 ($1.22 per share) during the six month period ended March 31, 1995. The decrease in earnings is primarily the result of an increase in total interest expense in excess of the increase in interest income.

     Net interest income was $1,101,000 for the six months ended March 31, 1996 compared to $1,192,000 for the six months ended March 31, 1996. The interest rate margin for the six months ended March 31, 1996 was 3.05%, compared to 4.19% for the same period one year ago. The reduction in the margin is primarily due to the decrease in rates being charged on loan products.

     Interest income increased from $2,288,000 for the six months ended March 31, 1995 to $2,740,000 for the six months ended March 31, 1996. Interest expense for the six month period ended March 31, 1996 was $1,609,000 compared to $1,070,000 for the six months ended March 31, 1995. This increase is primarily attributed to the increase in deposits and the higher interest rates associated with these deposits.

     Total non-interest income was $229,000 for the six months ended March 31, 1996 compared to $158,000 for the same period in 1995. The increase was primarily due to the increase of insurance commissions earned by The Shelby Group, Inc.

     Non-interest expense totaled $1,168,000 for the six months ended March 31, 1996 compared to $1,042,000 for the same period in the prior year. The increase in non-interest expense is due to increased costs in salaries and employee benefits and premises and equipment in relation to the opening of branch offices in May and September of 1995.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

(c)  Capital Resources and Liquidity

     The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). The Bank, as a subsidiary of a savings and loan holding company, is subject to certain restrictions in its dealings with the Corporation. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

     Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 1996, the Bank satisfied its capital requirements.

     The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1996 based on capital regulations currently in effect for savings institutions.

                                      Tangible          Core        Risk-based
                                      Capital         Capital         Capital
                                     ----------     ----------      ----------

Regulatory Capital                   $5,299,000     $5,299,000      $5,269,000
Minimum Capital Requirement           1,125,000      2,250,000       3,759,000

Excess Capital                       $4,174,000     $3,049,000      $1,510,000

Regulatory Capital Ratio                   7.01%          7.01%          11.21%
Required Capital Ratio                     1.50%          3.00%           8.00%

     Liquidity measures the bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $3,181,000 in loan commitments as of March 31, 1996. The Bank maintains liquidity of at least 5% of net withdrawable assets. At March 31, 1996, its regulatory liquidity ratio was 12.96%.

(d)  Proposed Legislation

Congress i currently considering a number of alternatives to address the problems arising from the fact that FDIC deposit insurance premiums for banks are currently lower than those for savings association and for deposits of savings association that have been acquired by banks. Congress is considering provisions proposed by the House Banking Committee which would (1) impose a one-time assessment on thrift deposits of 70 to 85 basis points to build up SAIF's reserves, (2) merge BIF and SAIF at some time in the future, and (3) require banks to pay the bulk of the interest due on Financing Corp. bonds. These same provisions have been proposed by the Senate Banking Committee, although its proposed legislation would provide for a lower one-time assessment for banks which had acquired SAIF deposits.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

In addition, the House Banking Committee proposal would eliminate the 8% bad debt reserve deduction now permitted for savings associations, but would not require savings associations to pay taxes on accumulated bad debt reserves. Moreover, all thrift holding companies would be required to become bank holding companies by January 1, 1998. The OTS would be abolished. Powers of unitary savings and loan holding companies would be grandfathered (to the extent they exist under existing law) until the holding company or savings association is sold. Such unitary holding companies would be subject to the qualified thrift lender test and limits on commercial lending. Savings association would either by required to convert to a state bank or national bank charter by January 1, 1998. Except with respect to unitary savings and loan companies, activities of those new banks not permitted to commercial banks would have to terminate within four years.

Under some of the proposals being considered by Congress, the FDIC's authority to build reserves beyond 1.25% would be limited. It is difficult at this time to assess whether or how Congress will address the SAIF/BIF premium differential and, if so, what impact its legislative solution to the problem will have on the Corporation and its subsidiaries.



II.   OTHER INFORMATION
Item 1.  Legal Proceedings

The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

     a)   Not applicable

     b) Reports on 8-K--There were no reports on Form 8-K filed during the three months ended March 31, 1996.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SHELBY COUNTY BANCORP



Date:  May 5, 1996                    By  /s/ Rodney L. Meyerholtz
                                        -------------------------------------
                                        Rodney L. Meyerholtz
                                        President




Date:  May 5, 1996                    By /s/ Robert E. Thomas
                                        -------------------------------------
                                        Robert E. Thomas
                                        Treasurer