Form 10-Q
period 1996-06-30
SHELBY COUNTY BANCORP
filed 1996-08-14
CIK 876621

F0RM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to_______________

                             Commission File Number
                                     O-19445


                              SHELBY COUNTY BANCORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Indiana                                  35-1832715
 -------------------------------             -------------------------------
 (State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                         Number)


    29 East Washington Street
      Shelbyville, Indiana                                46176
- -------------------------------                   ----------------------
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

                                     Yes__X___.  No_____.

As of August 5, 1996, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY


                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION:

Item 1.   Financial Statements

     Consolidated Statements
     of Financial Condition as of
     June 30, 1996 (Unaudited)
     and September 30, 1995.                                               3

     Consolidated Statements
     of Earnings for the three
     months ended June 30, 1996
     and 1995 (Unaudited)                                                  4

     Consolidated Statements
     of Earnings for the nine
     months ended June 30, 1996
     and 1995 (Unaudited)                                                  5

     Consolidated  Statements  of
     Cash Flows for the nine months
     ended June 30, 1996
     and 1995 (Unaudited) 6 Notes
     to Consolidated Financial
     Statements (Unaudited)                                                7


PART II.  OTHER INFORMATION                                               12

SIGNATURE PAGE                                                            13

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                      June 30,     September 30,
                                                        1996           1995
                                                    -----------    -------------

ASSETS

Cash                                                $   906,812      $   813,706
Interest-Bearing Deposits                             1,878,280        6,427,976
Investment Securities Available
     for Sale                                         7,056,301        4,449,865
Investment Securities Held to
Maturity (market value: $1,287,787
     and $2,874,268)                                  1,278,568        2,830,965
Loans Receivable, Net                                62,721,091       50,591,445
Accrued Interest
Receivable on
     Investment Securities                               89,211           68,281
Stock of FHLB of Indianapolis                           409,300          409,300
Premises and Equipment                                1,897,486        1,965,119
Real Estate Owned                                           -0-              -0-
Prepaid Federal Income Taxes                                -0-           63,447
Prepaid Expenses and Other Assets                       130,299          146,086
                                                    -----------       ----------
TOTAL ASSETS                                        $76,367,348       67,766,190
                                                    ===========       ==========
     LIABILITIES AND SHAREHOLDERS'
     EQUITY
Liabilities:
Deposits                                            $65,801,460       61,202,074
FHLB Advance                                          3,500,000
Accrued Interest on Deposits                            101,664          145,237
Deferred Income Taxes                                    98,392          134,566
Accrued Expenses and Other
      Liabilities                                       678,660          184,235
                                                    -----------       ----------
       TOTAL LIABILITIES                            $70,180,176       61,666,112
                                                    -----------       ----------
SHAREHOLDERS' EQUITY:
Common stock, without par value:
  Shares authorized of 5,000,000;
  Shares issued and outstanding of
  175,950 and 174,225                               $ 1,358,123        1,340,873
Retained earnings-substantially
  restricted                                          4,592,430        4,468,324
Unrealized Appreciation on

  Investment Securities Available
  for Sale                                              236,619          290,881
                                                    -----------       ----------
TOTAL SHAREHOLDERS' EQUITY                          $ 6,187,172      $ 6,100,078
                                                    -----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                         $76,367,348       67,766,190
                                                    ===========       ==========

See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                   1996                 1995
                                                ----------          -----------
Interest Income:
   Loans Receivable                             $1,204,741           1,042,129
   Mortgage-Backed Securities                       73,749              89,941
   Interest-Bearing Deposits                        61,289              57,456
   Investment Securities                            65,403              44,133
   Dividends from FHLB                               7,734               7,908
                                                 ---------           ---------
        Total Interest Income                    1,412,916           1,241,567
Interest Expense on FHLB Advances                    7,103              73,299
Interest Expense on Deposits                       834,241             609,405
                                                 ---------           ---------
Total Interest Expense                             841,344             682,704
       Net Interest Income                         571,572             558,863
Provision for Loan Losses                           15,000              15,000
                                                 ---------           ---------
Net Interest Income After
    Provision for Loan Losses                      556,572             543,863

Non-Interest Income:
Service Charges and Fees                            58,965              60,254
Other                                               40,966              91,726
                                                 ---------           ---------
    Total Non-Interest Income                       99,931             151,980
                                                 ---------           ---------
Non-Interest Expense:
Salaries and Employee Benefits                     238,255             235,358
Premises and Equipment                              68,488              50,683
Federal Deposit Insurance                           44,383              34,193
Data Processing                                     58,901              53,929
Advertising                                         31,235              64,408
Bank Fees and Charges                               17,827              15,522
Other                                              101,695             148,043
                                                 ---------           ---------
   Total Non-Interest Expense                      560,784             602,136
                                                 ---------           ---------
   Earnings Before Income Taxes                     95,719              93,707
   Income Taxes                                     26,415              23,115
                                                 ---------           ---------
   NET EARNINGS                                 $   69,304              70,592
                                                 ---------           ---------
   EARNINGS PER SHARE                           $      .39          $      .41
                                                 ---------           ---------

See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                -------------------------------
                                                   1996                 1995
                                                ----------          -----------
                                                                    1995
Interest Income:
Loans Receivable                                 $3,528,178          2,982,095
Mortgage-Backed
Securities                                          237,569            261,441
Interest-Bearing Deposits                           208,115            122,523
Investment Securities                               155,213            144,933
Dividends from FHLB                                  24,129             18,307
                                                 ----------            -------
     Total Interest Income                        4,153,204          3,529,299
Interest Expense on FHLB
     Advances                                         7,103            120,822
Interest Expense on Deposits                      2,443,003          1,632,181
                                                 ----------            -------
Total Interest Expense                            2,450,106          1,753,003

            Net Interest Income                   1,703,098          1,776,296

Provision for Loan Losses                            45,000             40,000
                                                 ----------            -------
Net Interest Income After
    Provision for Loan Losses                     1,658,098          1,736,296

Non-Interest Income:
Service Charges and Fees                            176,170            140,467
Other                                               152,725            169,252
                                                 ----------            -------
Total Non-Interest Income                           328,895            309,719
                                                 ----------            -------
Non-Interest Expense:
Salaries and Employee Benefits                      751,365            706,176
Premises and Equipment                              196,783            128,310
Federal Deposit Insurance                           126,476            103,810
Data Processing                                     175,382            153,190
Advertising                                          95,004            130,681
Bank Fees and Charges                                49,594             46,274
Other                                               299,524            375,377
                                                 ----------            -------
   Total Non-Interest Expense                     1,694,128          1,643,818
                                                 ----------            -------
   Earnings Before Income Taxes                     292,865            402,197
Income Taxes                                        116,034            118,186

NET EARNINGS                                     $  176,831            284,011
                                                 ----------            -------
EARNINGS PER SHARE                               $     1.01         $     1.63
                                                 ----------            -------

See accompanying notes to consolidated
financial statements.

                              SHELBY COUNTY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                -------------------------------
                                                   1996                 1995
                                                ----------          -----------

 Cash Flows From Operating Activities:
Net Earnings                                 $    176,831        $    284,011
Adjustments To Reconcile Net Earnings
    To Net Cash Provided By Operating
    Activities:
      Depreciation and Amortization                72,277              64,558
      Net Deferred Loan Origination Fees           (9,675)            (14,814)
      Provision For Loan Losses                    45,000              40,000
       Gain on sale of
      Securities AFS                              (28,445)                -0-
      Loss on Sale of Assets                          -0-              25,000
       Increase (Decrease) in
            Accrued Int. Rec                      (20,930)                -0-
      (Increase) Decrease in Other Assets          79,234             (27,973)
      Increase in Other Liabilities               433,257              79,542
                                             ------------        ------------
Net Cash Provided by Oper. Act                    747,549             450,324
                                             ------------        ------------
Cash Flows From Investing Activities:
   Loans Funded Net of Collections            (12,164,971)         (5,562,100)
   Principal Collected on Investment Sec          139,450             375,807
   Principal Collected on
   AFS Securities                                 670,183                 -0-
   Purchase of Premises and Equipment             (29,094)           (809,367)
   Purchase of Investment Securities            1,405,545            (425,532)
   Proceeds From Sale of Securities AFS         5,951,754           3,610,291
   Purchase of Available for
   Sale Securities                             (9,258,512)         (2,501,061)
                                             ------------        ------------
    Net Cash Provided by (Used)
          in Invest. Act                      (13,285,645)         (5,311,962)
                                             ------------        ------------
 Cash Flows from Financing Activities:
   FHLB Advances                                3,500,000           4,000,000
    Dividends Paid                                (35,130)            (45,735)
   Net Increase in
    Deposits                                    4,599,386          11,098,873
    Proceeds of Issuance of Common Stock           17,250                 -0-
                                             ------------        ------------
   Net Cash Provided by
    Financing
        Activities                              8,081,506          15,053,138

 Net Decrease in Cash and Cash
    Equivalents                                (4,456,590)        (10,191,500)
 Cash and Cash Equivalents at Beginning of
    Period                                   $  7,241,682           3,555,918
                                             ------------        ------------
Cash and Cash Equivalents at End of Period   $  2,785,092          13,747,418
                                             ------------        ------------

 Supplemental Cash Flow Information:
Interest Paid                                $  2,409,480        $  1,632,180
                                             ------------        ------------
Income Taxes Paid
   Transfer From Investment
      Security Portfolio                     $     70,568        $    175,000
                                             ------------        ------------
      to Avaialable for Sale Portfolio       $  1,521,991                 -0-
                                             ------------        ------------

     See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

 The consolidated interim financial statements at June 30, 1996 and for the three months and nine months ended June 30, 1996 and 1995 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


 Note 2  Earnings_per_Share

 Earnings per share are computed by dividing net earnings for the periods ended June 30, 1996 and 1995 by the 175,950 and 174,225 shares of weighted average common stock outstanding, respectively, during the period. The effects of outstanding stock options are dilutive by less than 3%.

 Note_3_Stock_Option_Plan

 The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of June 30, 1996. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan.

 Note 4  Dividends

 On June 17, 1996, the Board of Directors declared a quarterly cash dividend of $.10 per share. The dividend was paid July 13, 1996 to shareholders of record as of June 28, 1996.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

(a)  Financial Condition:

         Total assets at June 30, 1996, were $76,367,000, an increase of $8,601,000 from total assets of $67,766,000 at September 30, 1995. The most significant increases in assets was in net loans receivable and investment securities available for sale. Total net loans receivable increased from $50,591,000 at September 30, 1995 to $62,721,000 at June 30, 1996. Investment
securities available for sale increased from $4,450,000 at September 30, 1995 to $7,056,000 at June 30, 1996. Mortgage loans increased from $42,721,000 at September 30, 1995 to $51,868,000 at June 30, 1996. Consumer loans increased from $8,129,000 at September 30, 1995 to $11,148,000 at June 30, 1996. These
increases are attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $2,985,000 in mortgage and consumer lending. Interest bearing deposits decreased from $6,428,000 at September 30, 1995 to $1,878,000 at June 30, 1996.

         Total deposits at September 30, 1995 of $61,202,000 increased to $65,801,000 at June 30, 1996. This increase in deposits is primarily due to the opening of branches in May and September of 1995.

         Non-performing assets increased from $374,000 at September 30, 1995 to $489,000 at June 30, 1996. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loans at June 30, 1996.

(b)  Results of Operations:

         During the three month period ended June 30, 1996, net earnings decreased to $69,000 ($.39 per share) compared to net earnings of $71,000 ($.41 per share) during the three month period ended June 30, 1995. The decrease in earnings is primarily the result of an increase in interest expense on deposits in excess of the increase in interestincome.

         Net interest income was $557,000, after provision for loan losses, for the three months ended June 30, 1996, compared to $544,000 for the three months ended June 30, 1995. The interest rate margin for the three months ended June 30, 1996 was 2.93%, compared to 3.89% for the same period one year ago. The reduction in the margin is primarily dueto the decrease in rates being charged on loan products.

         Interest income increased from $1,242,000 for the three months ended June 30, 1995 to $1,413,000 for the three months ended June 30, 1996. Interest expense for the three month period ended June 30, 1996 was $841,000 compared to $683,000 for the three months ended June 30, 1995. This increase is primarily attributed to theincrease in deposits.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


      Total non-interest income was $100,000 for the three months ended June 30, 1996, compared to $152,000 for the same period in 1995. The decrease was primarily due to the decrease in sales of insurance products sold by The Shelby Group, a wholly-owned subsidiary of The Bank.

      Non-interest expense totaled $561,000 for the quarter ended June 30, 1996 compared to $602,000 for the same period in the prior year. The primary decreases in non-interest expense relate to decreases in advertising and other operating expense due to cost cutting.

         During the nine month period ended June 30, 1996, net earnings decreased to $177,000 ($1.01 per share) compared to net earnings of $284,000 ($1.63 per share) during the nine month period ended June 30, 1995. The decrease in earnings is primarily the result of an increase in total interest expense in excess of the increase in interest income.

         Net interest income was $1,658,000 for the nine months ended June 30, 1996 compared to $1,736,000 for the nine months ended June 30, 1995. The interest rate margin for the nine months ended June 30, 1996 was 3.01%, compared to 3.67% for the same period one year ago. The reduction in the margin is primarily due to the decrease in rates being charged on loan products.

         Interest income increased from $3,529,000 for the nine months ended June 30, 1995 to $4,153,000 for the nine months ended June 30, 1996. Interest expense for the nine month period ended June 30, 1996 was $2,450,000 compared to $1,753,000 for the nine months ended June 30, 1995. This increase is primarily attributed to the increase in deposits.

         Total non-interest income was $329,000 for the nine months ended June 30, 1996 compared to $310,000 for the same period in 1995. The increase was primarily due to the increase in fees charged on checking and savings accounts.

         Non-interest expense totaled $1,694,000 for the nine months ended June 30, 1996 compared to $1,644,000 for the same period in the prior year. The increase in non-interest expense is due to increased costs in salaries and employee benefits and premises and equipment in relation to the opening of branch offices in May and September of 1995.

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

         Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 1996, the Bank satisfied its capital requirements.

         The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 1996 based on capital regulations currently in effect for savings institutions.

                                    Tangible         Core           Risk-based
                                    Capital         Capital          Capital
                                 -----------      ----------       -----------
Regulatory Capital               $5,307,000       $5,307,000       $5,344,000
Minimum Capital Requirement       1,145,000        2,290,000        4,112,000
                                  ---------        ---------        ---------
Excess Capital                   $4,162,000       $3,017,000       $1,232,000

Regulatory Capital Ratio               6.92%            6.92%           10.40%
Required Capital Ratio                 1.50%            3.00%            8.00%

         Liquidity measures the bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $3,181,000 in loan commitments as of June 30, 1996. The Bank maintains liquidity of at least 5% of net withdrawable assets. At June 30, 1996, its regulatory liquidity ratio was 12.96%.

(d)  Proposed Legislation

     Congress is currently considering a number of alternatives to address the problems arising from the fact that FDIC deposit insurance premiums for banks are currently lower than those for savings associations and for deposits of savings associations that have been acquired by banks. The House Banking Committee recently proposed provisions which would (1) require banks and thrifts to pay approximately $320 million and $450 million, respectively, a year through 1999 to pay interest due on Financing Corp. bonds, (2) require banks and thrifts to pay off the Financing Corp. bonds on a pro rata basis commencing in 2000, (3) require thrifts to pay a one-time fee to raise approximately $5 billion to capitalize the SAIF, and (4) to use the Federal Reserve's surplus to lower the above amount due from banks by about $100 million per year.

     Prior provisions propsed by the House Banking Committee would (1) impose a one-time assessment on thrift deposits of 70 to 85 basis points to build up SAIF's reserves, (2) merge BIF and SAIF at some time in the future, and (3) require banks to pay the bulk of the interest due on Financing Corp. bonds. These same provisions have been proposed by the Senate Banking Committee, although its proposed legislation would provide for a lower one-time assessment for banks which had acquired SAIF deposits.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition


     The House Banking Committee also made a proposal which would eliminate the 8% bad debt reserve deduction now permitted for savings associations, but would not require savings associations to pay taxes on accumulated bad debt reserves. Moreover, all thrift holding companies would be required to become bank holding companies by January 1, 1998. The OTS would be abolished. Powers of unitary savings and loan holding companies would be grandfathered (to the extent they exist under existing law) until the holding company or savings association is sold. Such unitary holding companies would be subject to the qualified thrift lender test and limits on commercial lending. Savings association would either by required to convert to a state bank or national bank charter by January 1, 1998. Except with respect to unitary savings and loan companies, activities of those new banks not permitted to commercial banks would have to terminate within four years.

     In addition, under some of the proposals being considered by Congress, the FDIC's authority to build reserves beyond 1.25% would be limited.

     Given the numerous differing legislative proposals made by the House and Senate Banking Committees, it is difficult at this time to assess whether or how Congress will address the SAIF/BIF premium differential and, if so, what impact its legislative solution to the problem will have on the Corporation and its subsidiaries.

         II. OTHER INFORMATION

         Item 1. Legal Proceedings

         The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.


         Item 6. Exhibits and Reports on Form 8-K

                  a)       Not applicable

                  b) Reports on 8-K--There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SHELBY COUNTY BANCORP



Date:  August 5, 1996                 By  /s/ Rodney L. Meyerholtz
                                          -------------------------------
                                            Rodney L. Meyerholtz
                                              President

 Date:  August 5, 1996               By  /s/ Robert E. Thomas
                                          -------------------------------
                                            Robert E. Thomas
                                              Treasurer