Form 10-K
period 1996-09-30
SHELBY COUNTY BANCORP
filed 1996-12-27
CIK 876621

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 0-19445

                              SHELBY COUNTY BANCORP
             (Exact name of registrant as specified in its charter)

                INDIANA                               35-1832715
     (State or other Jurisdiction           (I.R.S. Employer Identification
   of Incorporation or Organization)                    Number)


           29 East Washington Street
             Shelbyville, Indiana                          46176
   (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number including area code:
(317) 398-9721

Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                       YES  X   NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 6, 1996, was $2,955,360.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 6, 1996, was 175,950 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated into Part II. Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 36
                               Page 1 of 75 Pages
================================================================================

                              SHELBY COUNTY BANCORP
                                    Form 10-K
                                      INDEX
                                                                            Page
                                     PART I
     Item 1     Business...................................................   3
     Item 2.    Properties.................................................  27
     Item 3.    Legal Proceedings..........................................  27
     Item 4.    Submission of Matters to a Vote of Security Holders........  27
     Item 4.5.  Executive Officers of the Registrant.......................  27
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters....................................  28

     Item 6.    Selected Financial Data....................................  29
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  29
     Item 8.    Financial Statements and Supplementary Data................  30
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................  30

PART III
     Item 10.   Directors and Executive Officers of Registrant.............  30
     Item 11.   Executive Compensation.....................................  30

     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management..................................  30

     Item 13.   Certain Relationships and Related Transactions.............  30

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K................................  30

SIGNATURES          .......................................................  31

Item 1. Business.

General

     Shelby County Bancorp (the "Holding Company") is an Indiana corporation organized in June, 1991, to become a unitary savings and loan holding company. The Holding Company became a unitary savings and loan holding company upon the conversion of Shelby County Savings Bank, FSB ("SCSB") from a federal mutual savings bank to a federal stock savings bank on October 17, 1991 (the "Conversion"). The principal asset of the Holding Company consists of 100% of the issued and outstanding shares of common stock, $.01 par value per share, of SCSB. SCSB began operations in Shelbyville, Indiana and received its federal charter in 1937. SCSB primarily serves the needs of residents of Shelby County, Indiana.

     SCSB directly, and indirectly, through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential and non-residential real estate loans; (ii) home equity loans; (iii) auto loans; (iv) installment loans; (v) loans secured by deposits;
(vi) home improvement loans; (vii) commercial loans; (viii) NOW accounts; (ix) consumer and commercial demand deposit accounts; (x) individual retirement accounts; and (xi) insurance products. SCSB provides these services through its four full-service offices, two in Shelbyville, Indiana, one in St. Paul, Indiana and one in Morristown, Indiana. It has two automated teller machines, located at its offices in Shelbyville. Historically, SCSB has concentrated business activities within Shelby County.

     SCSB's primary source of revenue is interest income from lending activities, primarily the origination of residential mortgage loans. At September 30, 1996, $47.4 million, or 65.9% of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans on one-to-four family residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the real estate loans originated by SCSB are secured by properties located in Shelby County, although SCSB has authority to make or purchase real estate loans throughout the United States. SCSB's portfolio of mortgage-backed securities constituted 7.3% of its total loan and mortgage-backed securities portfolio at September 30, 1996. Multi-family loans constituted 4.7% of SCSB's loan and mortgage-backed securities portfolio at September 30, 1996.

     SCSB also makes non-residential real estate loans which totaled $10.4 million at September 30, 1996, or 14.5% of SCSB's total loan and mortgage-backed securities portfolio. All other loans, including residential construction, home equity and improvement, installment, auto loans, loans secured by deposits and commercial loans, totaled $10.7 million, or 14.9% of SCSB's total loan and mortgage-backed securities portfolio, at September 30, 1996.

     In the early 1980s, most savings associations' loan portfolios consisted of long-term, fixed-rate loans, which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates on deposits in order to be competitive and maintain deposit accounts. This resulted in a "negative" interest spread. SCSB experienced these problems, but responded to them as changes in regulations over the period permitted, and it has thus been quite successful in managing its interest rate risk. Among its strategies are an emphasis on originating adjustable-rate mortgages, short-term consumer loans, and adjustable rate home equity loans. Additionally, SCSB attempts to lengthen liability repricing periods by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates.

     Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of SCSB's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable and mortgage-backed securities after consideration of the allowance for possible loan losses and deferred net loan fees on loans.



                                                                        At September 30,
                                   ------------------------------------------------------------------------------------------------
                                        1996               1995               1994                 1993                1992
                                   ---------------   -----------------  ------------------    ----------------   ------------------
                                           Percent             Percent             Percent            Percent              Percent
                                   Amount  of Total   Amount  of Total  Amount    of Total    Amount  of Total    Amount   of Total
                                   ------  --------   ------  --------  ------    --------    ------  --------    ------   --------
                                                               (Dollars in Thousands)
TYPE OF LOAN
Mortgage loans:
   One-to-four family .........   $42,131    58.65%   $33,961    61.11%  $32,762    66.84%    $32,936   66.58%    $33,145    80.79%
   Mortgage-backed
     securities ...............     5,216     7.26      4,649     8.37     5,470    11.16       7,403   14.97         360      .88
   Residential construction ...     1,003     1.39        545      .98       506     1.03         357     .72         251      .61
   Multi-family ...............     3,406     4.74      2,606     4.69     1,863     3.80       1,743    3.52       1,148     2.80
   Non-residential ............    10,418    14.50      7,415    13.34     4,577     9.34       3,988    8.06       3,281     8.00
   Home equity loans ..........       740     1.03        591     1.06       416      .85         520    1.05         653     1.59
Consumer loans:
   Installment loans ..........     2,494     3.47      1,200     2.16       900     1.84         953    1.93         758     1.85
   Auto loans .................     3,423     4.76      2,466     4.44     1,175     2.40         955    1.93       1,095     2.66
   Home improvement loans .....        --    --            38      .07         3      .00          10     .02          24      .06
   Loans secured by deposits ..                                                    169.24      189.34  324.66      127.26   108.26
Commercial loans ..............     2,838     3.95      1,916     3.44     1,021     2.08         476     .96         204      .50
                                  -------   ------    -------   ------   -------   ------     -------  ------     -------   ------
   Gross loans receivable and
    mortgage-backed securities    $71,838   100.00%   $55,576   100.00%  $49,017   100.00%    $49,468  100.00%    $41,027   100.00%
                                  =======   ======    =======   ======   =======   ======     =======  ======     =======   ======

TYPE OF SECURITY
One-to-four family (1) ........   $49,090    68.33%    39,240    70.61%  $38,651    78.85%    $40,869   82.62%    $34,182    83.32%
Non-residential real estate ...    10,418    14.50      7,415    13.34     4,577     9.34       3,988    8.06       3,281     8.00
Multi-family ..................     3,406     4.74      2,606     4.69     1,863     3.80       1,743    3.52       1,148     2.80
Autos .........................     3,423     4.76      2,466     4.44     1,175     2.40         955    1.93       1,095     2.66
Deposits ......................       169      .24        189      .34       324      .66         127     .26         108      .26
Other security ................     3,010     4.19      2,261     4.07     1,566     3.19       1,585    3.20         778     1.90
Unsecured .....................     2,322     3.24      1,399     2.51       861     1.76         201     .41         435     1.06
                                  -------   ------    -------   ------   -------   ------     -------  ------     -------   ------
   Gross loans receivable and
     mortgage-backed securities   $71,838   100.00%   $55,576   100.00%  $49,017   100.00%    $49,468  100.00%    $41,027   100.00%
                                  =======   ======    =======   ======   =======   ======     =======  ======     =======   ======
Deduct:
   Allowance for possible
     losses on loans ..........       326      .45%   $   241      .43%  $   189      .39%    $   141     .28%    $   128      .31%
    Deferred net loan fees ....       198      .28        206      .37       222      .45         227     .46         134      .33
                                  -------   ------    -------   ------   -------   ------     -------  ------     -------   ------
Net loans receivable including
     mortgage-backed securities   $71,314    99.27%   $55,129    99.20%  $48,606    99.16%    $49,100   99.26%    $40,765    99.36%
                                  =======   ======    =======   ======   =======   ======     =======  ======     =======   ======

(1) Includes mortgage-backed securities, home equity loans and home improvement loans.

     SCSB's portfolio includes no highly leveraged transaction loans. SCSB does not intend to make such loans in the future. The following table sets forth certain information at September 30, 1996, regarding the dollar amount of loans maturing in SCSB's loan portfolio based on the due date of each payment. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                     Balance                   Due during years ended September 30,
                                   Outstanding                          1999        2001       2006       2011
                                  September 30,                          to        to          to         and
                                      1996         1997       1998      2000        2005       2010     following
                                  -------------------------------------------------------------------------------
                                                                    (In thousands)
Mortgages:
   Residential one-to-four
     family mortgage loans......   $42,131      $  2,647     $1,891    $1,944      $4,147   $11,451    $20,051
   Mortgage-backed securities...     5,216           775        797     1,468       1,850       250         76
   Residential construction.....     1,003         1,003        ---       ---         ---       ---        ---
   Multi-family loans...........     3,406           240        261       309         379     1,074      1,143
   Non-residential..............    10,418         1,449        858       532         991     2,957      3,631
   Home equity..................       740           114         97       151         216        94         68
Consumer loans:
   Home improvement loans.......       ---           ---        ---       ---         ---       ---        ---
   Auto.........................     3,423         1,119        891       731         649        33        ---
   Installment loans............     2,494         1,893        218       136         110       137        ---
   Loans secured by deposits....       169           118         16        14          20         1        ---
Commercial loans   .............     2,838         1,759        298       265         314       202        ---
                                   -------       -------     ------    ------      ------   -------    -------
   Gross loans receivable and
     mortgage-backed securities.   $71,838       $11,117     $5,327    $5,550      $8,676   $16,199    $24,969
                                   =======       =======     ======    ======      ======   =======    =======


   The following table sets forth, as of September 30, 1996, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                                      Due After September 30, 1997
                                                     Fixed Rates             Variable Rates             Total
                                                     -----------             --------------             -----
                                                                             (In thousands)

Mortgages:
   Residential one-to-four family
     mortgage loans..............................     $37,200                    $2,350                $39,550
   Mortgage-backed
     securities..................................       4,095                       326                  4,421
   Multi-family loans............................       2,414                       752                  3,166
   Non-residential...............................       1,105                     7,864                  8,969
   Home equity ..................................         ---                       629                    629
Consumer loans:
   Home improvement loans........................         ---                       ---                    ---
   Auto..........................................       2,304                       ---                  2,304
   Installment loans.............................         601                       ---                    601
   Loans secured by deposits.....................          51                       ---                     51
Commercial loans     ............................       1,079                       ---                  1,079
                                                      -------                   -------                -------
     Total.......................................     $48,849                   $11,921                $60,770
                                                      =======                   =======                =======


     Residential Loans. Approximately $47.4 million, or 65.9% of SCSB's total loan and mortgage-backed securities portfolio at September 30, 1996, consisted of one-to-four family mortgage loans, of which approximately 91.1% had fixed-rates. Such loans are generally not written on terms that are in conformity with the standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), thereby making resale of such loans difficult. See "--Origination, Purchase and Sale of Loans." SCSB's fixed-rate mortgages generally have terms of 15, 20, 25 or 30 years.

     SCSB began originating adjustable rate mortgages in April 1988. As of September 30, 1996, approximately 8.9% of the mortgage loans on one-to-four family residences included in SCSB's loan and mortgage-backed securities portfolio had adjustable rates. The adjustment for all of SCSB's adjustable rate mortgage loans is indexed to U.S. Treasury securities. Such loans have interest rates which adjust annually, with maximum rate changes of 2.0% per adjustment. These loans have terms of 25 years.

     The rates offered on SCSB's adjustable rate and fixed-rate residential mortgage loans are competitive with the rates offered by other mortgage lenders in SCSB's market area.

     Although SCSB's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancings, its residential mortgage loans generally have remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.

     Substantially all of the residential mortgage loans that SCSB has originated since 1987 include "due on sale" clauses, which give SCSB the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. SCSB requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 89%. SCSB will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. At September 30, 1996, residential mortgage loans amounting to 247,000, or .3% of SCSB's total loan and mortgage-backed securities portfolio, were included in non-performing assets.

     SCSB offers residential construction loans only in conjunction with residential mortgage loans. Interest is charged on the money disbursed under the loan. After the construction phase (typically 3 to 12 months), SCSB makes a mortgage loan, the proceeds of which are used to pay off the construction loan. At September 30, 1996, SCSB had $1.0 million, or 1.4% of its total loan and mortgage-backed securities portfolio, in residential construction loans outstanding.

     Mortgage-Backed Securities. As of September 30, 1996, $5.2 million, or 7.3% of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage-backed securities. These mortgage-backed securities had an estimated market value of $4.9 million at September 30, 1996. Management has classified these securities into held to maturity and available for sale portfolios in accordance with Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Non-Residential Real Estate Loans. At September 30, 1996, $10.4 million, or 14.5%, of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by non-residential real estate. The non-residential mortgage loans, substantially all adjustable rate, are written for terms not exceeding 25 years, and generally require a 70% or lower loan-to-value ratio. The largest non-residential mortgage loan as of September 30, 1996, had a balance of $522,000. At that date, all of SCSB's non-residential mortgage loans consisted of loans secured by real estate located in Indiana.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"), a savings association's portfolio of non-residential real estate loans is limited to 400% of its capital. In addition, the application of the Qualified Thrift Lender ("QTL") test has had the effect of limiting the aggregate investment in non-residential real estate loans made by SCSB. See "Regulation -- Qualified Thrift Lender." SCSB currently complies with the non-residential real estate loan limitations.

     Generally, non-residential mortgage loans involve greater risk than do residential loans. Non-residential mortgage loans typically involve larger loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans received by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the economy in general.

     Multi-Family Loans. At September 30, 1996, $3.4 million, or 4.7%, of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of SCSB's multi-family loans are secured by apartment complexes located in Shelby County. The largest such multi-family mortgage loan as of September 30, 1996, had a balance of $574,000 and none of these loans was non-performing at that time. As with SCSB's non-residential real estate loans, multi-family mortgage loans are substantially all adjustable rate loans, are written for terms not exceeding 25 years, and require at least a 75% loan-to-value ratio.

     Multi-family loans, like non-residential real estate loans, involve a greater risk than do residential loans. See "Non-Residential Real Estate Loans" above. Also, the more stringent loans-to-one borrower limitation, described below in "Origination, Purchase and Sale of Loans," limits the ability of SCSB to make loans to developers of apartment complexes and other multi-family units.

     Home Equity Loans. SCSB markets a home equity line of credit loan. The maximum loan-to-value ratio for such loans is 80%, and the minimum draw on a home equity line of credit is $250. As of September 30, 1996, SCSB had $740,000 outstanding home equity loans, or 1.0% of its total loan and mortgage-backed securities portfolio, with $547,000 of additional credit available to its borrowers under existing home equity lines of credit. Home equity line of credit loans are adjustable rate loans, indexed to the base rate on corporate loans at large U.S. money center commercial banks that the Wall Street Journal publishes as the Prime Rate.

     Consumer Loans. Federal laws and regulations permit federally chartered savings associations to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the association's total assets. In addition, a federally chartered savings association has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the QTL test places additional limitations on a savings association's ability to make consumer loans. See "Regulation -- Qualified Thrift Lender."

     In the spring of 1989, SCSB, as part of its strategy of becoming a community bank for Shelby County, hired a Vice President --Consumer Loans to guide SCSB's entry into the consumer loan area. By September 30, 1996, approximately seven and one-half years after SCSB began making consumer loans, these loans, consisting primarily of auto, installment, loans secured by deposits and home improvement loans, were $6.1 million, or approximately 8.5% of SCSB's total loan and mortgage-backed securities portfolio. Although consumer loans are currently only a small portion of its lending business, SCSB consistently originates consumer loans to meet the needs of its customers, and SCSB intends to originate more such loans to assist in meeting its asset/liability management goals.

     Although consumer loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of SCSB's portfolio. At September 30, 1996, no consumer loans were included in non-performing assets.

     SCSB's portfolio of automobile loans was $3.4 million, or 4.8% of its total loan and mortgage-backed securities portfolio at September 30, 1996. These loans are for a maximum term of 66 months, and the borrower must provide proof of insurance.

     Installment loans, loans secured by deposits and home improvement loans totaled $2.7 million, or 3.7% of SCSB's total loan and mortgage-backed securities portfolio at September 30, 1996.

     Commercial Loans. SCSB makes a limited number of secured commercial loans. At September 30, 1996, these loans, which included inventory financing for a lawn and garden equipment supplier, totaled $2.8 million, or 3.9% of SCSB's total loan and mortgage-backed securities portfolio. All commercial loans are currently performing under their original terms.

     Origination, Purchase and Sale of Loans. SCSB currently does not originate its residential mortgage loans in conformity with the standard criteria of the FHLMC or FNMA. SCSB would therefore experience some difficulty selling such loans in the secondary market, although most loans could be brought into conformity. SCSB has no intention, however, of attempting to sell such loans. SCSB's mortgage loans vary from secondary market criteria because SCSB capitalizes taxes rather than using escrow accounts. This practice allows SCSB to keep its administrative costs down and have thus provided SCSB with the competitive advantage of being able to make mortgage loans without charging points. However, SCSB's inability to quickly and easily sell its residential mortgage loans may subject SCSB to increased interest rate risk (since most of SCSB's residential mortgage loans have fixed rates) and could adversely affect SCSB's liquidity position during periods of rising interest rates.

     Although SCSB currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to Shelby
County, Indiana. SCSB's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, newspaper, radio and periodical advertising, and walk-in customers. Loans are originated at either the main or branch office. All loan applications are processed and underwritten at SCSB's main office.

     Under FIRREA, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which SCSB could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $788,770 at September 30, 1996. SCSB's portfolio of loans and mortgage-backed securities currently contains no group of loans-to-one- borrower that in the aggregate exceed the 15% of capital limitation.

     SCSB's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. SCSB studies the employment and credit history and information on the historical and projected income and expenses of its individual and corporate mortgagors to assess their ability to repay its mortgage loans. It uses an independent appraiser to appraise the property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Generally, appraisals on real estate underlying most real estate loans in excess of $100,000 are required to be performed by either state-licensed or state-certified appraisers, depending on the type and size of the loan. SCSB requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property securing its interest. SCSB generally makes disbursements for taxes and insurance on the borrower's behalf, adding the amount of such disbursements to the principal of the loan.

     SCSB applies consistent underwriting standards to the several types of consumer loans it makes to protect SCSB adequately against the risks inherent in making such loans. Borrower character, paying habits, net worth and underlying collateral are important considerations.

     SCSB does not sell and rarely purchases loans. SCSB may enter into participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. During the year ended September 30, 1992, SCSB acquired a $114,000 participation in a mobile home park in Shelby County. During the year ended September 30, 1993, SCSB acquired additional $182,000 participation in the same mobile home park. During the year ended September 30, 1996, SCSB acquired an additional $366,000 in loan participations. As of September 30, 1996, SCSB held in its loan and mortgage-backed securities portfolio 12 participations. SCSB's portion of the outstanding balance of such participations on that date was $2,770,000.

     The following table shows loan origination, purchase, sale and repayment activity for SCSB during the periods indicated:



                                                 Year Ended September 30,
                                              1996        1995          1994
                                            -------      -------      -------
                                                     (In thousands)
Gross loans receivable and
   mortgage-backed securities
   at beginning of period ...............   $55,576      $49,017      $49,468
                                            -------      -------      -------
Originations:
   First mortgage loans:
     Residential ........................    17,084        8,024        7,772
     Non-residential ....................     3,087        2,319        1,896
     Miscellaneous additions ............       271        1,583        7,251
                                            -------      -------      -------
         Total first mortgage loans .....    20,442       11,926       10,393
                                            -------      -------      -------
   Consumer loans:
     Installment loans ..................    10,302        6,335        4,342
     Loans secured by deposits ..........        72          273          392
     Miscellaneous additions ............        --           --           --
                                            -------      -------      -------
         Total consumer loans ...........    10,374        6,608        4,734
                                            -------      -------      -------
   Commercial loans .....................     3,920        2,187        1,247
                                            -------      -------      -------
         Total originations .............    34,736       20,721       16,374
                                            -------      -------      -------
Purchases:
   Mortgage-backed securities ...........     2,650          200        5,511
   First mortgage loans .................     1,636          388           22
                                            -------      -------      -------
         Total originations and purchases    39,022       21,309       21,907
                                            -------      -------      -------
Sales:
   First mortgage loans .................        --           --           --
   Mortgage-backed securities ...........     1,017          485        7,094
                                            -------      -------      -------
     Total sales ........................     1,017          485        7,094
                                            -------      -------      -------
Repayments and other deductions .........    21,743       14,265       15,264
                                            -------      -------      -------
Gross loans receivable and
   mortgage-backed securities
   at end of period .....................   $71,838      $55,576      $49,017
                                            =======      =======      =======

     Origination and Other Fees. SCSB realizes income from fees for originating loans, late charges, checking account service charges, and fees for other miscellaneous services, including cashier's checks. In order to increase its competitive position with respect to other mortgage lenders, SCSB currently does not charge points and charges a flat mortgage origination fee of $300, not dependent on the size of the loan, payable at loan closing. Late charges are assessed if payment is not received within a specified number of days after it is due.

     SCSB charges miscellaneous fees for appraisals, inspections (including a 1% inspection fee for construction loans), obtaining credit reports, certain loan applications, recording and similar services. SCSB also collects fees for Visa and Mastercard applications which it refers to another institution. SCSB does not make credit card loans directly.

     Non-Performing Assets

     Mortgage loans are reviewed by SCSB on a regular basis and are generally placed on a non-accrual status when the loans become contractually past due 90 days or more. Once a mortgage loan is fifteen days past due, a notice of delinquency is mailed to the borrower. Telephone contact with the borrower is made, and another written notice follows at the end of the month, with a demand to pay-in-full notice sent on the 32nd day. SCSB attempts to arrange a personal interview after a loan has been delinquent for two months. When the loan is 75 days delinquent, a title search or abstract update is ordered. By the time a mortgage loan is 90 days past due, management has decided whether to foreclose. Further, the loan status is reported to the Board of Directors. The Board of Directors normally confers foreclosure authority at that time, but management may continue to work with the borrower if circumstances warrant.

     Consumer and commercial loans other than mortgage loans are treated similarly. It is SCSB's policy to recognize losses on these loans as soon as they become apparent. The Board will determine whether to charge off a loan by the time it is four months past due.

     At September 30, 1996, $247,000, or .30%, of SCSB's total assets were non-performing.

     At September 30, 1996, SCSB did not have any real estate acquired as a result of foreclosure, voluntary deed, or other means. When SCSB has such real estate, it is classified as "real estate owned" or "REO" until it is sold. When property is so acquired, it is recorded at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases no later than the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

     The table below sets forth the amounts and categories of SCSB's non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings) for the last three years. It is the policy of SCSB that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                            Year Ended September 30,
                                                                   1996               1995                1994
                                                                   -------------------------------------------
                                                                                 (In thousands)
Non-performing assets:
   Non-accrual loans (1)   ...............................        $247                 $454                $541
   Real estate owned - net................................         ---                  ---                 205
   Troubled debt restructurings...........................         ---                  ---                 ---
                                                                  ----                 ----                ----
     Total non-performing assets..........................        $247                 $454                $541
                                                                  ====                 ====                ====
Non-performing assets to total assets.....................         .30%                0.67%               0.95%
                                                                  ====                 ====                ====

----------

(1) SCSB generally places loans on a nonaccrual status when the loans become contractually past due 90 days or more. At September 30, 1996, all $247,000 of nonaccrual loans were residential loans. For the fiscal years ended September 30, 1996, 1995 and 1994, the income that would have been recorded had the non-accrual loans not been in a non-performing status was approximately $15,585, $38,529, and $52,729, respectively, compared to actual income recorded of $8,696, $8,195 and $10,151, respectively.

     As of September 30, 1996, SCSB held loans delinquent from 30 to 89 days aggregating $2,030,000, or 2.5% of total assets. The amount past due on such loans aggregated approximately $35,000. Management does not believe that the amount of delinquent loans represents a material deterioration of SCSB's loan portfolio. SCSB is not aware of any loans not classified as non-accrual or delinquent of which the borrowers were experiencing financial difficulties.

     Allowance for Possible Loan Losses

     The allowance for possible loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of SCSB's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. In management's opinion, SCSB's allowance for possible loan losses is adequate to absorb anticipated future losses from loans at September 30, 1996.

     The following table analyzes changes in the allowance during the three years ended September 30, 1996.

                                                                            Year Ended September 30,
                                                               -------------------------------------------------
                                                                  1996                1995                1994
                                                                --------             --------           --------
                                                                                 (In thousands)
Balance of allowance at beginning of period...............      $241,094             $188,879           $140,998
Add:
   Provision for loan losses..............................       100,000               55,000             66,000
   Recoveries of loans previously  charged off............           329                  ---              2,828
Less gross charge-offs:
   Residential real estate loans..........................           ---                  ---              4,354
   Consumer loans.........................................        15,523                2,785             16,593
                                                                --------             --------           --------
     Net charge-offs......................................        15,523                2,785             18,119
                                                                --------             --------           --------
Balance of allowance at end of period.....................      $325,900             $241,094           $188,879
                                                                ========             ========           ========
Net charge-offs to total average loans outstanding........           .02%                 .01%               .04%
                                                                ========             ========           ========
Allowance at end of period to
   total average loans outstanding........................           .45%                 .51%               .38%
                                                                ========             ========           ========

     In management's opinion, SCSB's allowance for possible loan losses at September 30, 1996, is adequate to absorb anticipated future losses from nonperforming and other loans.

      Investments

      SCSB's investment portfolio consists of corporate and municipal bonds, banker acceptances and investments in Federal Home Loan Bank ("FHLB") time and demand deposits and stock. At September 30, 1996, approximately $7.8 million, or 9.5%, of SCSB's total assets consisted of such investments.

      The following table sets forth the carrying value (cost for held to maturity investments and market for available for sale investments) of SCSB's investment portfolio at the dates indicated.

                                                                            Year Ended September 30,
                                                                ------------------------------------------------
                                                                  1996                1995                1994
                                                                 ------              ------              ------
                                                                                 (In thousands)
Government trust mutual fund   ...........................      $   ---              $    ---            $   ---
Banker Acceptances........................................          ---                   633                ---
Federal Home Loan Bank time and
     demand accounts   ...................................        3,880                 6,428              2,989
Municipal and corporate bonds.............................        2,515                 1,484              2,698
Federal Home Loan Bank stock..............................          620                   409                409
Other.....................................................          818                   443                418
                                                                 ------                ------             ------
   Total investments......................................       $7,833                $9,397             $6,514
                                                                 ======                ======             ======


 The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1996.


                                                      Amount at September 30, 1996 which matures in
                                    ----------------------------------------------------------------------------
                                       One Year or Less,         One Year to Five Years,      Over Ten Years
                                    ---------------------        -----------------------  ----------------------
                                    Carrying      Average        Carrying        Average  Carrying       Average
                                      Value        Yield           Value          Yield     Value         Yield
                                      -----        -----           -----          -----     -----         -----
                                                                      (In thousands)
FHLB time and demand accounts       $3,879         4.62%     $     ---             ---%      $---         ---%
Municipal and corporate bonds          ---          ---          2,597            7.45        ---         ---
Banker Acceptances                     ---          ---            ---             ---        ---         ---

     Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At September 30, 1996, SCSB had liquid assets of $5.3 million, and a regulatory liquidity ratio of 8.1%, of which 100.00% were short-term investments.

     Sources Of Funds

     General. Deposits have traditionally been SCSB's primary source of funds for use in lending and investment activities. In addition to deposits, SCSB derives funds from loan amortization, prepayments, retained earnings and income on earning assets. While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

     Deposits. Deposits are attracted, principally from within Shelby County, through the offering of a broad selection of deposit instruments including NOW accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. SCSB does not actively solicit or advertise for deposits outside of Shelby County, although deposits at the St. Paul branch may come from neighboring Decatur County and certain advertising media may extend into other nearby areas. Substantially all of SCSB's depositors are residents of Shelby County. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Although SCSB has accepted a limited number of brokered deposits in the past (for which it paid no commissions), SCSB does not solicit such deposits and does not anticipate accepting such deposits in the future.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by SCSB on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

     An analysis of SCSB deposit accounts by type, maturity, and rate at September 30, 1996, is as follows:



                                                  Minimum         Balance at                          Weighted
                                                  Opening        September 30,        % of             Average
     Type of Account                              Balance            1996           Deposits            Rate
     ---------------                              -------            ----           --------            ----
                                                                     (Dollars in thousands)
Withdrawable:
   Savings accounts.........................  $       25          $10,028             15.36%              2.82%
   NOW......................................         100           13,533             20.73               2.15
                                                                  -------            ------
Total withdrawable..........................                       23,561             36.09
                                                                  -------            ------
Certificates (original terms):
   31 days..................................       2,500               74               .11               3.40
   3 months.................................       1,000              446               .68               4.50
   6 months.................................       1,000            7,984             12.23               5.46
   12 months................................         500            3,134              4.80               5.36
   18 months................................         500            1,147              1.76               5.61
   30 months................................         500            5,150              7.89               5.45
   48 months................................         500            2,444              3.75               6.01
   60 months................................         500           11,241             17.22               6.67
   72 months................................       1,000              ---               ---                ---
   96 months................................       1,000              ---               ---                ---
IRA's
   31 days..................................       2,500              ---               ---                ---
   6 months.................................       1,000              133               .21               5.51
   12 months................................         500               98               .15               5.40
   18 months................................         500               55               .08               5.50
   30 months................................         500              538               .82               5.58
   48 months................................         500               22               .03               5.74
   60 months................................         500            2,627              4.02               6.60
   96 months................................       1,000              ---               ---                ---
Jumbo certificates..........................     100,000            6,632             10.16               6.52
                                                                  -------            ------
   Total certificates.......................                       41,725             63.91
                                                                  -------            ------
   Total deposits...........................                      $65,286            100.00%
                                                                  =======            ======


 The following table sets forth by various interest rate categories the composition of time deposits of SCSB at the dates indicated:


                                               At September 30,
                                -------------------------------------------
                                   1996             1995              1994
                                 -------           -------          -------
                                               (In thousands)
   Under 5%...................  $  5,374            $6,987          $15,153
   5.01 - 7.00%...............    33,106            29,107            9,244
   7.01 - 9.00%...............     3,245             3,265            1,231
   9.01 - 11.00%..............       ---               ---              ---
   11.01% and over............       ---               ---              ---
                                 -------           -------          -------
     Total....................   $41,725           $39,359          $25,628
                                 =======           =======          =======

 The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following September 30, 1996. Matured certificates which have not been renewed as of September 30, 1996, have been allocated based upon certain rollover assumptions.

                                                             Amounts At
                                                   September 30, 1996, Maturing in
                                   -----------------------------------------------------------
                                    One Year          Two         Three           Greater Than
                                     or Less         Years        Years            Three Years
                                     -------         -----        -----            -----------
                                                           (In thousands)
Under 5%.......................     $5,912       $      40       $   142     $        ---
5.01 - 7.00 %..................     13,861           6,541         2,244           10,460
7.01 - 9.00%...................        340              15           198            2,692
9.01 - and over................        ---             ---           ---              ---
                                   -------          ------        ------          -------
   Total.......................    $19,393          $6,596        $2,584          $13,152
                                   =======          ======        ======          =======


     The following table indicates the amount of SCSB's jumbo certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                 Maturity                                     (In thousands)
          Three months or less.............................        $1,042
          Greater than three months
               through six months..........................           726
          Greater than six months
               through twelve months.......................           305
          Over twelve months...............................         4,559
                                                                   ------
               Total.......................................        $6,632
                                                                   ======

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by SCSB at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                     Deposit Activity
                                                      Increase                              Increase
                                                     (Decrease)                            (Decrease)
                           Balance at                   from         Balance at               from          Balance at
                          September 30,   % of      September 30,   September 30, % of      September 30,  September 30,     % of
                             1996       Deposits        1995           1995       Deposits     1994           1994          Deposits
                             ----       --------        ----           ----       --------     ----           ----          --------
                                                                           (Dollars in thousands)
Withdrawable:
   Savings accounts.....   $10,028         15.36%       $  101        $  9,927      16.22%    $(3,855)      $13,782          26.99%
   NOW..................    13,533         20.73         1,617          11,916      19.47         258        11,658          22.83
                           -------        ------        ------         -------     ------     -------       -------         ------
     Total withdrawable.    23,561         36.09         1,718          21,843      35.69      (3,597)       25,440          49.82
                           -------        ------        ------         -------     ------     -------       -------         ------
Certificates (original terms):
   31 days..............        74           .11            51              23        .04         (14)           37            .07
   3 months.............       446           .68           249             197        .32          68           129            .25
   6 months.............     7,984         12.23        (1,006)          8,990      14.69       5,637         3,353           6.57
   12 months............     3,134          4.80         1,083           2,051       3.35          35         2,016           3.95
   18 months............     1,147          1.76           370             777       1.27          57           720           1.41
   30 months............     5,150          7.89           (90)          5,240       8.56        (702)        5,942          11.64
   48 months............     2,444          3.75          (207)          2,651       4.33          42         2,609           5.11
   60 months............    11,241         17.22           936          10,305      16.84       4,923         5,382          10.54
   72 months............       ---           ---           (30)             30        .05           2            28            .05
   96 months............       ---           ---            (2)              2        .01        (212)          214            .42
IRA's
   31 days..............       ---           ---           ---              --         --          --            --             --
   6 months.............       133           .21            32             101        .16          74            27            .05
   12 months............        98           .15            79              19        .03         (91)          110            .22
   18 months............        55           .08             8              47        .08         (20)           67            .13
   30 months............       538           .82           (86)            624       1.02        (280)          904           1.77
   48 months............        22           .03            (1)             23        .04          (3)           26            .05
   60 months............     2,627          4.02           958           1,669       2.73         728           941           1.84
   96 months............       ---            ---          ---              --         --         (21)           21            .04
Jumbo certificates......     6,632         10.16            22           6,610      10.78       3,508         3,102           6.07
                           -------        ------        ------         -------     ------     -------       -------         ------
   Total certificates...    41,725         63.91         2,366          39,359      64.31      13,731        25,628          50.18
                           -------        ------        ------         -------     ------     -------       -------         ------
   Total deposits.......   $65,286        100.00%       $4,084         $61,202     100.00%    $10,134       $51,068         100.00%
                           =======        ======        ======         =======     ======     =======       =======         ======

Borrowings. Generally, SCSB focuses on generating high quality loans and then funds such loans from deposits and investments. SCSB may obtain advances from the FHLB of Indianapolis to supplement its supply of lendable funds. See "Regulation -- Federal Home Loan Bank System" and "--Qualified Thrift Lender." These limitations are not expected to have any impact on SCSB's ability to borrow from the FHLB of Indianapolis. At September 30, 1996, SCSB had approximately $10.1 million in borrowings outstanding, of which approximately $9.7 million were FHLB advances. SCSB does not anticipate any problem obtaining addtional advances appropriate to meet its requirements in the future, if such advances should become necessary.

     Asset/Liability Management

     SCSB, like other savings associations, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice more rapidly than its interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets will be beneficial in times of declining interest rates, such an asset/liability structure will result in lower net income during periods of rising interest rates, unless offset by other factors such as non-interest income. Therefore, a key element of SCSB's asset/liability plan is to protect net earnings from changes in interest rates by reducing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities.

     Principal elements of SCSB's asset/liability management strategy include the origination of residential and small commercial mortgage loans with adjustable interest rates and increasing the origination of consumer loans. For example, SCSB has increased its adjustable rate mortgages from $107,000 at September 30, 1987, to $6,021,000 at September 30, 1996. Consumer lending was initiated in March 1989 and had a balance of $6,146,000 at September 30, 1996.

     The difference between SCSB's assets and liabilities having maturities and repricing periods of one year or less ("Interest Rate Gap") was negative 12.71% at September 30, 1996. A negative Interest Rate Gap leaves SCSB's earnings vulnerable to periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assist. A positive Interest Rate Gap will have the opposite effect. During the years ended September 30, 1990, and 1989, SCSB's negative Interest Rate Gap did not result in increased net interest income even though interest rates were falling. During that period of time, the expected decrease in the average rate paid on deposits due to falling interest rates was offset by depositors reinvesting their time deposits from lower-rate short-term certificates to higher-rate long-term certificates. Additionally, new deposit customer accounts were attracted to the higher rate certificates. Net interest income during that period was also reduced because a significant portion of the increased funds derived from deposits was invested in short-term interest-earning instruments with a lower yield than long-term fixed-rate loans. During the years ended September 30, 1991 through and including September 30, 1996 interest income was positively affected by falling interest rates.

     SCSB has used a portion of the proceeds from the conversion to originate both consumer loans and adjustable rate mortgages, which have assisted in the management of Interest Rate Gap. Recently, the demand for adjustable-rate mortgage loans in SCSB's lending area has decreased and customers have sought fixed-rate loans due to the relatively low long-term interest rates. SCSB remains committed to originating adjustable rate mortgage loans, although market conditions may require that it originate more fixed rate mortgages in the future. SCSB will respond to a continued stronger demand for fixed-rate loans by emphasizing longer-term deposits and the purchase of adjustable-rate mortgages.

     Management of SCSB believes that its Interest Rate Gap in recent periods has generally been, and currently is, acceptable in view of the prevailing interest rate environment. However, because of SCSB's concentration of earning assets in fixed-rate mortgage loans, net interest income will continue to be adversely affected by a significant rising interest rate environment. SCSB will continue to seek to improve the matching of its assets and liabilities as market conditions permit.

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset and liability categories of SCSB as of September 30, 1996. Maturity and repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data that is provided to the OTS in "Schedule CMR: Consolidated Maturity/Rate" filed as part of SCSB's September 30, 1996, quarterly report. That information in Schedule CMR was reformulated by the Federal Home Loan Bank of Indianapolis (the "FHLBI") based upon certain repricing and other assumptions determined by the FHLBI. The repricing and other assumptions determined by the FHLBI are based on a study done by the FHLBI of industry interest rate and repricing trends and are not necessarily representative of SCSB's actual results. Classifications of such items are different from those presented in other schedules and financial statements included herein.

                                                               At September 30, 1996
                                                             Maturing or Repricing in
                                                              (Dollars in Thousands)
                                                    6 Months
                                 0 to 3   3 to 6       to      1 to 3   3 to 5   5 to 10 10 to 20  Over 20
                                 Months   Months     1 Year     Years    Years    Years    Years    Years    Total
                                 ---------------------------------------------------------------------------------
Assets:
Adjustable rate mortgages.....  $4,014    $4,821 $      --- $    --- $    ---  $   ---  $   ---   $  ---  $  8,835
Fixed-rate mortgages..........     614       612      3,426    4,891    5,948   14,145   15,680    5,628    50,944
Non-mortgage loans............     659       675      1,398    5,079    2,004      ---      ---      ---     9,815
Non-mortgage investments......   6,033       ---        ---      ---    2,921    1,087      ---      ---    10,041
                               -------    ------   --------  -------  -------   ------   ------     ----   -------
   Total interest-
     earning assets........... $11,320    $6,108   $  4,824   $9,970 $ 10,873  $15,232  $15,680   $5,628   $79,635
                               =======    ======   ========  =======  =======   ======   ======     ====   =======
Interest-bearing liabilities:
Fixed maturity deposits....... $10,126    $5,899   $  4,147   $8,773  $13,125  $   ---  $   ---   $  ---   $42,070
Other deposits................   1,878     1,704      2,958    7,109    3,010    3,988    2,612      728    23,987
Variable-rate fixed maturity..   9,746       ---        ---      ---      ---      ---      ---      ---     9,746
                               -------    ------   --------  -------  -------   ------   ------     ----   -------
   Total interest-bearing
     liabilities.............. $21,750    $7,603   $  7,105  $15,882  $16,135   $3,988   $2,612     $728   $75,803
                               =======    ======   ========  =======  =======   ======   ======     ====   =======

Excess (deficiency) of interest-
   bearing assets over
   interest-bearing
   liabilities............... $(10,430)  $(1,495)  $ (2,281) $(5,912)$(5,262)  $11,244  $13,068    $4,900 $  3,832

Cumulative excess (deficiency)
   of interest-bearing
   assets over interest-
   bearing liabilities........$(10,430) $(11,925) $ (14,206)$(20,118)$(25,380)$(14,136)$(1,068)   $3,832 $   ---

Cummulative interest sensitivity
   gap as a percentage of
   total assets...............   (12.71)% (14.53)%   (17.31)% (24.52)% (30.93)%(17.23)%   (1.30)%  4.67%     ---%


     In preparing the table above, it has been assumed, consistent with the assumptions used by the FHLBI at September 30, 1996, in assessing the interest-rate sensitivity of savings institutions, that (i) adjustable rate first mortgage loans on one-to four-family residences will repay at the rate of 22.0% per year; (ii) first mortgage loans on residential properties of five or more units and non-residential properties will prepay at the rate of 15.0% per year; (iii) fixed-rate first mortgage loans on one-to four-family residences with terms to maturity of 5 years or less will prepay at a rate of 7.8% per maturity classification; (iv) second mortgage loans on one-to four-family residences will prepay at a rate of 26.0% per maturity classification; (v) non-mortgage loans and investments will not prepay; and (vi) fixed-rate mortgage loans on one-to four-family residential properties with remaining terms to maturity of more than 5 years will prepay annually as follows:

             Interest Rate                           Prepayment Assumption
             -------------                           ---------------------
             Less than 8%                                     7.8%
               8 to 8.99%                                     8.6%
               9 to 9.99%                                     9.5%
             10 to 10.99%                                    15.5%
              11 and over                                    24.5%

     In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity, and that other deposits are withdrawn or reprice as follows:

                                                    6 Months
                                 0 to 3     3 to 6     to      1 to 3     3 to 5    5 to 10  10 to 20    Over 20
                                 Months     Months   1 Year     Years      Years     Years     Years      Years
                                 ------------------------------------------------------------------------------
Passbook.....................     4.55%      4.34%    8.11%     25.82%     16.83%   21.37%     14.78%     4.20%
Money market accounts........    32.31%     21.87%   24.82%     11.00%      5.24%    4.01%       .72%      .03%
Transaction accounts.........    10.91%      9.72%   16.37%     33.87%      9.06%   12.16%      6.68%     1.22%
Non-interest bearing
   accounts..................     2.60%      2.53%    4.87%     17.10%     13.85%   24.18%     22.71%    12.16%

     In evaluating SCSB's exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. SCSB considers all of these factors in monitoring its exposure to interest rate risk.

     Service Corporation Subsidiary

     Office of Thrift Supervision ("OTS") regulations permit federal savings associations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, to give the Federal Deposit Insurance Corporation (the "FDIC") and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund (the "SAIF"). Moreover, FIRREA requires savings associations to deduct from capital, for purposes of meeting the core capital, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     SCSB wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation ("First Tier One"), holds common stock issued by Savings & Loan Data Corporation. Through March 1994, it offered tax-deferred annuity products. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. SCSB ceased the operations of TSGI as of November 1, 1996.

     Employees

     As of September 30, 1996, the Holding Company employed no persons on a full- or part-time basis. As of September 30, 1995, SCSB employed 29 persons on a full-time basis and 6 persons on a part-time basis. None of SCSB's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

     Competition

     SCSB originates most of its loans to, and accepts most of its deposits from, residents of Shelby County, Indiana and surrounding counties. SCSB is the only locally-owned financial institution remaining in Shelby County.

     SCSB is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain nonbanking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in Shelby County with significantly larger resources than SCSB. In particular, three commercial banks and one savings association compete with SCSB in its market area. To some extent, SCSB must also compete with banks and savings associations in Indianapolis, since media advertising from Indianapolis reaches Shelbyville. SCSB also competes with money market funds and with insurance companies with respect to its individual retirement accounts.

     Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by SCSB and the Holding Company.

     In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997, interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for SCSB and the Holding Company.

         Because of recent changes in Federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. SCSB competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

         In  the   current   environment,   with   many   savings   associations
undercapitalized, SCSB will attempt to differentiate itself from other providers of financial services by emphasizing its strong capital base.

                                   Regulation

         General

         SCSB, as a federally chartered stock savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. SCSB is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of SCSB are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. SCSB is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         Congress  is  considering   legislation  that  would   consolidate  the
supervision and regulation of all U.S. financial institutions in one administrative body (the "Legislation"). It cannot be predicted with certainty whether or when the Legislation will be enacted or the extent to which SCSB would be affected thereby.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67.0 million or less to .0045864% for associations with assets in excess of $35.0 billion. SCSB's current semiannual assessment, based upon total assets at September 30, 1996, is $14,175.

         SCSB is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of SCSB are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

         Federal Home Loan Bank System

         SCSB is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. SCSB is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. SCSB is currently in compliance with this requirement. At September 30, 1996, SCSB's investment in stock of the FHLB of Indianapolis was $620,100.

         In past years, SCSB has received dividends on its FHLB stock. All 12 FHLB's are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ending September 30, 1996, dividends paid to SCSB by the FHLB of Indianapolis totaled $35,000, for an annual rate of 7.87%. A reduction in value of such stock may result in a corresponding reduction of SCSB's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

         Liquidity

         For each calendar month, SCSB is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently l%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The daily average liquidity of SCSB for September, 1996 was 11.9% which exceeded the applicable 5% liquidity requirement. Its average short-term liquidity ratio for September, 1996 was 8.1%. SCSB has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until Congress approves the merger of bank and thrift charters, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposits insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the SAIF and the BIF, deposit insurance assessments paid by well-capitalized BIF-insured institutions were recently reduced significantly below the level paid by well-capitalized SAIF-insured institutions. Assessments paid by well-capitalized SAIF-insured institutions exceeded those paid by well-capitalized BIF-insured institutions by approximately $.19 per $100 in deposits in late 1995 and exceeded them by $.23 per $100 in deposits beginning in 1996. Such premium disparity could have a negative competitive impact on the Holding Company and other institutions with SAIF deposits.

         Congress recently enacted legislation designed to recapitalize the SAIF and eliminate some of the significant premium disparity between the BIF and the SAIF. The Deposit Insurance Funds Act, enacted on September 30, 1996, requires the FDIC to assess a special one-time premium on deposits insured by the SAIF to raise the ratio of SAIF insurance funds to insured deposits to 1.25%. Certain BIF-insured banks holding SAIF-insured deposits will receive an approximately 20% reduction in their special assessment. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. Pursuant to the Deposit Insurance Funds Act, SCSB was assessed a special assessment of $332,077, which it paid in November, 1996. However, this special assessment was required to be reported as a fourth quarter expense.

         The Deposit Insurance Funds Act also provides that SAIF assessments for well-capitalized SAIF-insured institutions can never be reduced below the level set for well-capitalized BIF-insured institutions. The Deposit Insurance Funds Act also calls for the merger of the SAIF with and into the BIF by the year 1999. However, the merger cannot take place until the bank and thrift charters are combined. The Treasury Department has until March 31, 1997 to deliver a report to Congress on merging the charters. Until the charters are merged, thrifts are prohibited from shifting SAIF deposits to BIF deposits.

         Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At September 30, 1996, based on the capital standards then in effect, SCSB was in compliance with all capital requirements.

         The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. An institution with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to an institution's existing risk-based capital requirement. The OTS has stated that it intends to reduce or eliminate the leverage ratio capital requirements once the interest rate risk component rule is implemented. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         The following is a summary of SCSB's regulatory capital and capital requirements at September 30, 1996:

                                    Tangible          Core           Risk-based
                                     capital         capital          capital
                                     -------         -------          -------
Regulatory capital                   $5,256           $5,256           $5,582
Minimum capital requirement           1,232            2,464            4,352
                                     ------           ------           ------
Excess capital                       $4,024           $2,792           $1,230
Regulatory capital ratio                6.4%             6.4%            10.3%
Minimum capital ratio                  1.50%            3.00%            8.00%

         If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition to the specific sanctions provided in FIRREA for failing to meet the capital requirements, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

         Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At September 30, 1996, SCSB was categorized as "adequately capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and generally a leverage ratio of 4% greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         Capital Distributions Regulation

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier l institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." SCSB is currently a Tier l Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a notice with the OTS concerning such dividend declaration.

         Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

         The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

         Federal Reserve System

         Under FRB regulations, SCSB is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase SCSB's cost of funds. SCSB is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. FDICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

         Holding Company Regulation

         The Holding Company is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, SCSB is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At September 30, 1996, SCSB's asset composition was in excess of that required to qualify SCSB as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with SCSB, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than SCSB or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         No subsidiary saving association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period, or without the giving of such notice, shall be invalid.

         Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including a two-year holding period and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

         Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, finance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities;
(iv) direct or indirect existing obligations of either the FDIC or the Federal Savings and Loan Insurance Corporation ("FSLIC") for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufactured housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one-to-four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test, the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification, it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At September 30, 1996, 61.3% of SCSB's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore SCSB's asset composition was in excess of that required to qualify SCSB as a QTL. SCSB does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

         Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. SCSB is participating in this program. The examiners have determined that SCSB has an outstanding record of meeting community credit needs.

                                    Taxation

         Federal Taxation

         The Holding Company and its subsidiary file a consolidated federal income tax return on the accrual basis for each fiscal year ending September 30. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Holding Company generally would not be taken into account in determining the bad debt deduction allowed to SCSB, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Holding Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction. SCSB's federal income tax returns have not been audited in the last five years.

         Historically, savings associations, such as SCSB, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, SCSB will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. SCSB will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) SCSB no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by SCSB.

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

         On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Internal Revenue Code ("IRC"). The provision requires thrifts to recapture any reserves accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. Thrift institutions will be given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and will be permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements. Management does not believe that this legislation will have a material adverse effect on the SCSB's consolidated financial position.

         State Taxation

         SCSB is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         SCSB's state income tax returns have not been audited in the last five years.

Current Accounting Issues

         Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain liabilities, certain intangibles and goodwill. Management does not believe the adoption of SFAS 121 will have a material effect on the financial position or results of operations of the Holding Company.

         Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights - an Amendment of FASB Statement No. 65," is effective for fiscal years beginning after December 15, 1995. This Statement specifies condition under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. Management does not believe the adoption of SFAS 122 will have a material effect on the financial position or results of operations of the Holding Company.

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. The statement establishes a fair value based method for accounting for stock-based compensation. As allowed by SFAS 123, the Holding Company plans to continue to use the existing intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock options. Certain pro forma and other information will be disclosed as if the Holding Company had measured costs in a manner consistent with the new statement.

         Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 applies to transfers occurring after December 15, 1996. Management does not believe the adoption of SFAS 125 will have a material effect on the financial position or results of operations of the Holding Company.

Item 2.       Properties.

     At September 30, 1996, SCSB conducted its business from its main office at 29 East Washington Street, Shelbyville, Indiana, and three branch offices. All four offices are full-service offices either owned by SCSB or the Holding Company.

     The following table provides certain information with respect to SCSB's offices as of September 30, 1996:

                                                                    Net Book Value
                                                                     of Property,
                                                Year Opened           Furniture &           Approximate
Description and Address                         or Acquired            Fixtures           Square Footage

Locations in Shelbyville
Main Office-
   29 East Washington Street ................      1975                 $895,705               15,000
Rampart Office-
   34 Rampart Street.........................      1995                 $882,297                3,000
Location in Morristown
   127 East Main Street......................      1995                $  46,567                1,800
Location in St. Paul
   105 County Line Road......................      1989                $  49,432                1,476


     SCSB has two automatic teller machines ("ATM"), one of which is located at its main office and the other which is located at its Rampart office. SCSB's ATMs are on the MELLON ATM interchange system and participates in the nationwide CIRRUS ATM network.

     SCSB owns computer and data processing equipment which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by SCSB was $149,702 at September 30, 1996.

     SCSB also has contracted for the data processing and reporting services of Savings and Loan Data Corporation, Inc. of Cincinnati, Ohio ("Data Corporation"). SCSB's service corporation subsidiary owns common stock of Data Corporation having a book value of $15,000. See "Business--Service Corporation Subsidiary." The cost of these data processing services is approximately $18,000 per month.

Item 3.       Legal Proceedings.

     Neither  the  Holding  Company,   SCSB,  nor  SCSB's  service   corporation
subsidiaries is a party to any material pending legal proceeding.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended September 30, 1996.

Item 4.5.     Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the registrant. Each of the executive officers of the Holding Company is a member of the Board of Directors of both the Holding Company and SCSB.

  Name                                Position
 --------------------                 -----------------------------------------
 James M. Robison                     Chairman of the Holding Company
 Rodney L. Meyerholtz                 President of the Holding Company and SCSB
 Leonard J. Fischer                   Vice President of the Holding Company
 David A. Carmony                     Secretary of the Holding Company
 Robert E. Thomas                     Treasurer of the Holding Company
 Ronald L. Lanter                     Vice President-- Consumer Lending of SCSB
 Joyce E. Ford                        Vice President-- Mortgage Lending of SCSB

     David A. Carmony (age 47) has been the Secretary of the Holding Company since its incorporation in June, 1991. He also has been President and a 50% shareholder of Carmony-Ewing Funeral Homes, Inc., which provides funeral services in the Shelby County area, since 1988. Prior to 1988, Mr. Carmony owned and operated Carmony Funeral Home, Incorporated, a similar business. In addition, Mr. Carmony, prior to 1991, owned 50% of Powakaddy, U.S.A., a distributor of golf equipment. Powakaddy, U.S.A. began operations in September 1988, but filed Chapter 11 bankruptcy proceedings and ceased operations and existence in April 1991.

     Leonard J. Fischer (age 59) has been a Vice President of the Holding Company since its incorporation in June 1991, and is also a self-employed metal fabricator. Prior to 1986, Mr. Fischer was manager of plants and equipment for Shelby Steel, Inc.

     Joyce E. Ford (age 44) became Vice President -- Mortgage Lending of SCSB in 1991. Before her appointment as Vice President --Mortgage Lending, she was Assistant Vice President of SCSB from 1989 to 1991, and was a loan officer from 1986 to 1989.

     Ronald L. Lanter (age 52) has served as Vice President -- Consumer Lending of SCSB since 1989. From 1986 until joining SCSB in 1989, Mr. Lanter was a Vice President of Ameritrust National Bank in Shelbyville.

     Rodney L. Meyerholtz (age 42) has been President of the Holding Company since its incorporation in June, 1991, and President and a director of SCSB since 1986.

     James M. Robison (age 69) became a director and Chairman of the Board of Directors of the Holding Company at the time of the conversion and of SCSB in 1991, and has served as legal counsel to SCSB since prior to 1986. Mr. Robison is an attorney with the Shelbyville law firm of Robison & Apsley, P.A.

     Robert E. Thomas (age 71) became a Director of the Holding Company in1995. Mr. Thomas has served as a general agent for the Franklin Life Insurance Company (Shelbyville, Indiana) since prior to 1991.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     SCSB converted from a mutual savings bank to a federal stock savings bank effective October 17, 1991 and simultaneously formed a savings and loan holding company, Shelby County Bancorp. The Holding Company's common stock, without par value ("Common Stock"), is traded in the over-the-counter market. The following table sets forth the high and low bid prices for the quarters indicated. Such over-the-counter quotations, garnered through pink sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                    Price Range               Dividends
QuarterEnded                High Bid             Low Bid      Per Share
-----------------------------------------------------------------------
December 31, 1994            $17.85              $17.00        $.08750
March 31, 1995               $18.00              $17.00        $.08750
June 30, 1995                $18.00              $17.00        $.08750
September 30, 1995           $18.00              $17.00        $.10
December 31, 1995            $18.00              $17.00        $.10
March 31, 1996               $18.00              $17.00        $.10
June 30, 1996                $20.00              $18.00        $.10
September 30, 1996           $20.00              $18.00        $.10

     As of December 6, 1996, the Holding Company had 234 shareholders of record. It is currently the policy of the Holding Company's Board of Directors to continue to pay quarterly dividends at this rate, but any future dividends are subject to the Board's discretion based on its consideration of the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

     Since  the  Holding   Company  has  no  independent   operations  or  other
subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of SCSB to pay dividends to the Holding Company.

     Under OTS regulations, a converted savings association may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings association is classified. SCSB is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to the Holding Company during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year. See "Regulation --Capital Distributions Regulation." Prior notice of any dividend to be paid by SCSB to the Holding Company will have to be given to the OTS.

     Income of SCSB appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by SCSB on the amount of such income deemed removed from the reserves at the then-current income tax rate. At September 30, 1996, approximately $1.1 million of SCSB's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

     Unlike SCSB, generally there is no regulatory restriction on the payment of dividends by the Holding Company. Indiana law, however, would prohibit the Holding Company from paying a dividend if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

     On April 17, 1995, the Board of Directors of the Holding Company declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid on April 30, 1995 to the shareholders of record as of April 17, 1995. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Holding Company one Common Share at a purchase price of $70.00 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Holding Company and Bank One, Indianapolis, NA (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Share certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Shares until the "Distribution Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 15% or more of the outstanding Common Shares or (b) become the beneficial owner of an amount of the outstanding Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause the Holding Company to take actions determined by the Board of Directors to be not in the Holding Company's best long-term interests (an "Adverse Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares.

         The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire the Holding Company on terms not approved by the Board of Directors of the Holding Company, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Holding Company at $.01 per Right prior to the tenth calendar day following the date of a public announcement that a person or group has becom an Acquiring Person.

Item 6.       Selected Consolidated Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 3 and 4 of the Holding Company's 1996 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 6 through 13 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 14 through 29 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 6 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held January 23, 1997 (the "1997 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 4 through 6 of the 1997 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 1997 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 6 of the 1997 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List the following documents filed as part of the report:

Financial Statements                                      Annual Report Page No.

Consolidated Statements of Financial Condition
     at September 30, 1996, and 1995......................          15

Consolidated Statements of Earnings for the Years
     Ended September 30, 1996, 1995 and 1994..............          16
Consolidated Statements of Shareholders' Equity for the
     Years Ended September 30, 1996, 1995 and 1994........          17

Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995 and 1994..............          18

Notes to Consolidated Financial Statements................          19

(b)  Reports on Form 8-K.

     The Registrant filed no Reports on Form 8-K for the quarter ending September 30, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 32.

(d)  All financial statement  schedules are omitted as the required  information
     is  not  applicable  or  the  required   information  is  included  in  the
     Consolidated Financial Statements or related notes.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                           SHELBY COUNTY BANCORP

Date:  December 26, 1996                   By:  /s/ Rodney L. Meyerholtz
                                                -------------------------------
                                                Rodney L. Meyerholtz, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of December, 1996.

     /s/ Rodney L. Meyerholtz
     -------------------------------
     Rodney L. Meyerholtz,
     President and Director
     (Principal Executive Officer)

     /s/ James M. Robison
     -------------------------------
     James M. Robison,
     Chairman of the Board

     /s/ Leonard J. Fischer
     -------------------------------
     Leonard J. Fischer,
     Vice President and Director

     /s/ Robert E. Thomas
     -------------------------------
     Robert E. Thomas, Treasurer (Principal Financial
     and Accounting Officer) and Director

     /s/ David A. Carmony
     -------------------------------
     David A. Carmony, Secretary and Director

                                  EXHIBIT INDEX

     Exhibit                                                           Page

3(1)    The  Articles  of  Incorporation  of the  Registrant  are
        incorporated   by   reference  to  Exhibit  3(1)  to  the
        Registration  Statement  on Form  S-1  (Registration  No.
        33-40540).

3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-1 (Registration No. 33-40540).

4(1) Rights Agreement, dated as of April 17, 1995, between Registrant and Bank One, Indianapolis, NA, as Rights Agent, as incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A (Registration No. 19445).

10(1)   Employment Agreement entered into between SCSB and Rodney
        L.  Meyerholtz  is  incorporated  by reference to Exhibit
        10(2)  to  the   Registration   Statement   on  Form  S-1
        (Registration No. 33-40540).

10(2)   Employment Agreement entered into between SCSB and Ronald
        L. Lanter is incorporated by reference to Exhibit 10(3) to the Registration Statement on Form S-1 (Registration
        No. 33-40540).

10(3)   Employment  Agreement  entered  into by SCSB and Joyce E.
        Ford is incorporated by reference to Exhibit 10(4) to the Registration Statement on Form S-1 (Registration No.
        33-40540).

10(4)   Registrant's   Stock  Option  Plan  is   incorporated  by
        reference to Exhibit A to Registrant's Proxy Statement in respect of its 1992 Annual Meeting, filed on or about
        December 27, 1991.

11      Statement of Computation of Per Share Earnings.

13      1996 Shareholder Annual Report.

22      Subsidiaries  of  the  Registrant  are   incorporated  by
        reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-40540).

27      Financial Data Schedule