Form 10-Q
period 1996-12-31
SHELBY COUNTY BANCORP
filed 1997-02-14
CIK 876621

F0RM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

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

                                                         Yes  x  .      No     .
                                                            -----         -----

As of February 5, 1997, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY


                                      INDEX
                                                                       Page
                                                                      Number
PART I. FINANCIAL INFORMATION:

       Item 1.   Financial Statements
                 Consolidated Statements
                 of Financial Condition as of
                 December 31, 1996 (Unaudited)
                 and September 30, 1996.                                 3

                 Consolidated Statements
                 of Earnings for the three
                 months ended December 31, 1996
                 and 1995 (Unaudited)                                    4
                 Consolidated Statements of Cash Flows
                 for the three months ended
                 December 31, 1996 and 1995 (Unaudited)                  5

                 Notes to Consolidated
                 Financial Statements (Unaudited)                        6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         7-9

PART II.  OTHER INFORMATION                                             10

SIGNATURE PAGE                                                          11

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                           December 31,  September 30,
                                               1996           1995
                                           -----------    -----------
     ASSETS
Cash                                       $   955,111      1,043,977
Interest-Bearing Deposits                    4,137,503      3,879,299
Investment Securities Available
     for Sale                                7,426,158      7,243,756
Investment Securities Held to
     Maturity (market value: $1,287,787
     and $2,874,268)                         1,215,871      1,267,448
Loans Receivable, Net                       69,578,902     66,522,476
Accrued Interest Receivable on
     Investment Securities                      90,171        104,504
Stock of FHLB of Indianapolis                  725,000        620,100
Premises and Equipment                       1,859,749      1,874,702
Prepaid Expenses and Other Assets              119,102        119,353

TOTAL ASSETS                               $86,107,567     82,675,615
                                           -----------    -----------

     LIABILITIES AND SHAREHOLDERS'
     EQUITY
Liabilities:
     Deposits                              $64,287,888     65,286,137
     FHLB Advances                          14,568,001     10,071,360
     Accrued Interest on Deposits              112,787        133,492
     Income Taxes Payable                      212,958        225,237
     Deferred Income Taxes                      51,430          4,954
     Accrued Expenses and Other
        Liabilities                            260,576        521,557

          TOTAL LIABILITIES                $79,493,640     76,242,737
                                           -----------    -----------
SHAREHOLDERS' EQUITY:
     Common stock, without par value:
       Shares authorized of 5,000,000;
       Shares issued and outstanding
          of 175,950                       $ 1,358,123      1,358,123
     Retained earnings-substantially
       restricted                            4,855,858      4,744,525
     Unrealized Appreciation on
       Investment Securities Available
       for Sale                                399,946        330,230
                                           -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY       $ 6,613,927      6,432,878
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $86,107,567     82,675,615


 See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                             Three Months Ended
                                                 December 31,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
Interest Income:
     Loans Receivable                     $1,439,242     1,127,156
     Mortgage-Backed Securities               70,479        84,335
     Interest-Bearing Deposits                21,687        65,811
     Investment Securities                    58,876        31,975
     Dividends from FHLB                      12,236         8,253

          Total Interest Income            1,602,520     1,317,530
Interest Expense on FHLB Advances            145,602           -0-
Interest Expense on Deposits                 758,008       774,649
          Total Interest Expense             903,610       774,649
                                          ----------    ----------
          Net Interest Income                698,910       542,881
Provision for Loan Losses                     23,000        15,000

          Net Interest Income After
            Provision for Loan Losses        675,910       527,881

Non-Interest Income:
     Service Charges and Fees                 59,740        69,611
     Other                                    25,114        56,726

          Total Non-Interest Income           84,854       126,337

Non-Interest Expense:
     Salaries and Employee Benefits          243,789       271,100
     Premises and Equipment                   65,217        59,498
     Federal Deposit Insurance                26,270        41,242
     Data Processing                          60,504        56,850
     Advertising                              35,298        21,717
     Bank Fees and Charges                    22,764        13,347
     Other                                    90,992        95,704
                                          ----------    ----------

          Total Non-Interest Expense         544,834       559,458

          Earnings Before Income Taxes       215,930        94,760
Income Taxes                                  87,002        35,454

          NET EARNINGS                    $  128,928        59,306

          EARNINGS PER SHARE              $      .73    $      .34
                                          ----------    ----------

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                            December 31,
                                                   ---------------------------
                                                        1996           1995
                                                   -----------     -----------
Cash Flows From Operating Activities:
Net Earnings                                       $   128,928     $    59,306
Adjustments To Reconcile Net Earnings
    To Net Cash Provided By Operating
    Activities:
         Depreciation and Amortization                  37,904          26,606
         Net Deferred Loan Origination Fees              6,446            (708)
         Provision For Loan Losses                      23,000          15,000
         Gain on Sale of Securities AFS                   (258)        (20,031)
         Increase (Decrease) in Accrued
               Int. Rec                                 14,333           2,422
         (Increase) Decrease in Other Assets               251         218,210
         Increase in Other Liabilities                (293,448)        263,547
                                                   -----------     -----------

Net Cash Provided by Oper. Act                         (82,844)        564,352

 Cash Flows From Investing Activities:
Loans Funded Net of Collections                     (3,085,872)     (3,113,055)
Principal Collected on Investment Sec                  242,115         238,187
Investment in FHLB Stock                              (104,900)             --
Purchase of Premises and Equipment                     (31,981)        (24,094)
Disposals of Premises and Equipment                     16,154              --
Proceeds From Sale of Securities AFS                   187,136       2,179,440
Investment in Real Estate Owned, Net                        --          (5,350)
Net Investment in Mtg.-Backed Sec. & Inv              (451,267)     (3,919,363)
    Net Cash Provided by (Used) in Invest. Act      (3,228,615)     (4,644,235)

Cash Flows from Financing Activities:
FHLB Advances                                        4,500,000              --
Dividends Paid                                         (17,595)        (17,535)
Net Increase in
Deposits                                              (998,249)      5,948,988
Repayment of FHLB Advances & Other Borrowings           (3,359)             --
Proceeds of Issuance of Common Stock                        --          17,250
Net Cash Provided by Financing
    Activities                                       3,480,797       5,948,703
                                                   -----------     -----------
 Net Decrease in Cash and Cash
 Equivalents                                           169,338       1,868,820
                                                   -----------     -----------
 Cash and Cash Equivalents at Beginning of
 Period                                            $ 4,923,276       7,241,682
  Cash and Cash Equivalents at End of Period       $ 5,092,614       9,110,502

 Supplemental Cash Flow Information:
Interest Paid                                      $   881,822     $   744,401
                                                   -----------     -----------
Income Taxes Paid                                  $   100,000     $    35,434
                                                   -----------     -----------


 See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1   Basis of Presentation

The consolidated financial statements include the accounts of Shelby County Bancorp (the "Corporation") and its subsidiary Shelby County Savings Bank, FSB (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements included in the September 30, 1996 Annual Report to Shareholders.

The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The consolidated interim financial statements at December 31, 1996 and for the three months ended December 31, 1996 and 1995 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2   Earnings per Share

Earnings per share are computed by dividing net earnings for the periods ended December 31, 1996 and 1995 by the 175,950 shares of weighted average common stock outstanding, respectively, during the period. The effects of outstanding stock options are dilutive by less than 3%.

Note 3   Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. A total of 3,450 shares of stock have been issued under the plan as of December 31, 1996. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Options for 3,450 shares at an option price of $20 per share have also been granted under the plan.

Note 4 Dividends

On December 23, 1996, the Board of Directors declared a quarterly cash dividend of $.10 per share. The dividend was paid January 15, 1997 to shareholders of record as of December 31, 1996.

                           SHELBY COUNTY BANCORP AND
                                   SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

(a)  Financial Condition:

         Total assets at December 31, 1996, were $86,108,000, an increase of $3,432,000 from total assets of $82,676,000 at September 30, 1996. The most significant increase in assets was in net loans receivable.Total net loans receivable increased from $66,522,000 at September 30, 1996 to $69,579,000 at December 31, 1996. Mortgage loans increased from $53,878,000 at September 30, 1996 to $57,372,000 at December 31, 1996. Consumer loans decreased from $12,687,000 at September 30, 1996 to $12,202,000 at December 31, 1996. The
increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $4,514,000 in mortgage and consumer lending. Interest bearing deposits increased from $3,879,000 at September 30, 1996 to $4,138,000 at December 31, 1996. FHLB
stock increased from $620,000 at September 30, 1996 to $725,000 at December 31, 1996.

         Total deposits at September 30, 1996 of $65,286,000 decreased to $64,288,000 at December 31, 1996. This decrease in deposits is primarily due to the withdrawal of city and county public funds deposits.

         Non-performing assets decreased from $247,000 at September 30, 1996 to $245,000 at December 31, 1996. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loans at December 31, 1996. Accrued expenses and other liabilities decreased due to the paying of the SAIFassessment in November 1996.

(b)  Results of Operations:

         During the three month period ended December 31, 1996, net earnings increased to $129,000 ($.73 per share) compared to net earnings of $59,000 ($.34 per share) during the three month period ended December 31, 1995. The increase in earnings is primarily the result of an increase in interest income on loans receivable in excess of the increase in interest expense.

         Net interest income after provision for loan losses was $676,000 for the three months ended December 31, 1996, compared to $528,000 for the three months ended December 31, 1995. The interest rate margin for the three months ended December 31, 1996 was 3.36%, compared to 3.04% for the same period one year ago.

         Interest income increased from $1,318,000 for the three months ended December 31, 1995 to $1,603,000 for the three months endedDecember 31, 1996. Interest expense for the three month period ended months ended December 31, 1995. This increase is primarily attributed to the increase in FHLB borrowings.

                           SHELBY COUNTY BANCORP AND
                                   SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


         Total non-interest income was $85,000 for the three months ended December 31, 1996, compared to $126,000 for the same period in 1995. The decrease was primarily due to the closure of The Shelby Group, a wholly-owned subsidiary of the Bank, in November 1996.

         Non-interest expense totaled $545,000 for the quarter ended December 31, 1996 compared to $559,000 for the same period in the prior year. The primary decrease in non-interest expense related to cost cutting measures in salaries and employee benefits.

(c)  Capital Resources and Liquidity

         The Corporation is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

         Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% for risk-weighted assets. At December 31, 1996, the Bank satisfied its capital requirements.

         The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1996 based on capital regulations currently in effect for savings institutions.

                                 Tangible      Core      Risk-based
                                  Capital     Capital      Capital
                                 ----------  ----------  ----------
Regulatory Capital               $5,391,000  $5,391,000  $5,726,000
Minimum Capital Requirement       1,267,000   2,534,000   4,524,000
                                 ----------  ----------  ----------
Excess Capital                   $4,124,000  $2,857,000  $1,202,000

Regulatory Capital Ratio              6.33%       6.33%      10.13%
Required Capital Ratio                1.50%       3.00%       8.00%

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $1,758,000 in loan commitments as of December 31, 1996. The Bank maintains liquidity of at least 5% of net withdrawable assets. At December 31, 1996, its regulatory liquidity ratio was 9.16%.

      II.   OTHER INFORMATION

      Item 1.  Legal Proceedings

         The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.


      Item 6.  Exhibits and Reports on Form 8-K

                  a)       Not applicable

                  b) Reports on 8-K--There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHELBY COUNTY BANCORP



Date:  February 5, 1997                 By /s/ Rodney L. Meyerholtz
                                           -------------------------------------
                                            Rodney L. Meyerholtz
                                            President

Date:  February 5, 1997                 By  /s/ Robert E. Thomas
                                            ------------------------------------
                                            Robert E. Thomas
                                            Treasurer