Form 10-Q
period 1997-03-31
SHELBY COUNTY BANCORP
filed 1997-05-15
CIK 876621

F0RM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from             to

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

                                                  Yes     .  No     .

As of May 5, 1997, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY


                                      INDEX

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION:

         Item 1.   Financial Statements
                           Consolidated Statements
                           of Financial Condition as of
                           March 31, 1997 (Unaudited)
                           and September 30, 1996.                          3

                           Consolidated Statements
                           of Earnings for the three
                           months ended March 31, 1997
                           and 1996 (Unaudited)                             4
                           Consolidated Statements of
                           Earnings for the six months
                           ended March 31, 1997 and
                           1996 (Unaudited)                                 5

                           Consolidated Statements of Cash Flows
                           for the six months ended
                           March 31, 1997 and 1996 (Unaudited)              6

                           Notes to Consolidated
                           Financial Statements (Unaudited)                 7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations  8-10

PART II.  OTHER INFORMATION                                                 11
          SIGNATURE PAGE                                                    12

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,   September 30,
                                                         1997           1996
                                                      -----------    -----------
                                                      (Unaudited)
         ASSETS
Cash                                                  $   896,067      1,043,977
Interest-Bearing Deposits                               4,915,849      3,879,299
Investment Securities Available
    for Sale                                            7,285,823      7,243,756
Investment Securities Held to
    Maturity (market value: $1,139,250
    and $2,874,268)                                     1,124,399      1,267,448
Loans Receivable, Net                                  70,780,133
                                                                      66,522,476
Accrued Interest Receivable on
    Investment Securities                                 106,561        104,504
Stock of FHLB of Indianapolis                             725,000        620,100
Premises and Equipment                                  1,822,395      1,874,702
Prepaid Expenses and Other Assets                         138,966        119,353
                                                      -----------    -----------

TOTAL ASSETS                                          $87,795,193     82,675,615

         LIABILITIES AND SHAREHOLDERS'
         EQUITY
Liabilities:
    Deposits                                          $65,853,494     65,286,137
FHLB Advance and Other Borrowings                      14,564,572     10,071,360
Accrued Interest on Deposits                              130,870        133,492
Income Taxes Payable                                      267,280        225,237
Deferred Income Taxes                                      60,409          4,954
    Accrued Expenses and Other
         Liabilities                                      188,725        521,557
                                                      -----------    -----------

           TOTAL LIABILITIES                          $81,065,350     76,242,737
SHAREHOLDERS' EQUITY:
    Common stock, without par value:
      Shares authorized of 5,000,000;
      Shares issued and outstanding of175,950         $ 1,358,123      1,358,123
    Retained earnings-substantially
      restricted                                        4,958,307      4,744,525
Unrealized Appreciation on
      Investment Securities Available
      for Sale                                            413,413        330,230
                                                      -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                            $ 6,729,843      6,432,878
                                                      -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                          $87,795,193     82,675,615
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1997           1996
Interest Income:
      Loans Receivable                                 $1,483,667      1,196,281
      Mortgage-Backed Securities                           65,019         79,485
      Interest-Bearing Deposits                            46,069         81,015
      Investment Securities                                58,936         57,835
      Dividends from FHLB                                  14,033          8,142
                                                       ----------     ----------

           Total Interest Income                        1,667,724      1,422,758
Interest Expense on FHLB Advances                         243,091            -0-
Interest Expense on Deposits                              766,848        834,216
                                                       ----------     ----------
     Total Interest Expense                             1,009,939        834,216
                                                       ----------     ----------
     Net Interest Income                                  657,785        588,542

Provision for Loan Losses                                  27,000         15,000
                                                       ----------     ----------

           Net Interest Income After
               Provision for Loan Losses                  630,785        573,542

Non-Interest Income:
      Service Charges and Fees                             59,601         47,594
      Other                                                23,254         55,033
                                                       ----------     ----------

         Total Non-Interest Income                         82,855        102,627
                                                       ----------     ----------

Non-Interest Expense:
        Salaries and Employee Benefits                    244,340        242,010
        Premises and Equipment                             64,958         68,797
        Federal Deposit Insurance                           8,944         40,851
        Data Processing                                    61,457         59,631
        Advertising                                        25,566         42,052
          Bank Fees and Charges                            23,029
                                                                          18,420
        Other                                              99,471        124,925

           Total Non-Interest Expense                     527,765        596,686

           Earnings Before Income Taxes                   185,875         79,483
           Income Taxes                                    65,843         34,799
                                                       ----------     ----------

           NET EARNINGS                                $  120,032         44,684
                                                       ----------     ----------

           EARNINGS PER SHARE                          $      .68     $      .25
                                                       ==========     ==========


See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                          Six Months Ended
                                                               March 31,
                                                      --------------------------
                                                          1997           1996
Interest Income:
      Loans Receivable                                 $2,922,909      2,323,437
      Mortgage-Backed Securities                          135,498        163,820
      Interest-Bearing Deposits                            67,756        146,826
      Investment Securities                               117,812         89,810
      Dividends from FHLB                                  26,269         16,395
                                                       ==========     ==========

           Total Interest Income                        3,270,244      2,740,288
           Interest Expense on FHLB Advances              388,693            -0-
           Interest Expense on Deposits                 1,524,856      1,608,865
           Total Interest Expense                       1,913,549      1,608,865
           Net Interest Income                          1,356,695      1,131,423

Provision for Loan Losses                                  50,000         30,000
                                                       ----------     ----------

           Net Interest Income After
               Provision for Loan Losses                1,306,695      1,101,423

Non-Interest Income:
      Service Charges and Fees                            119,341        117,205
      Other                                                48,368        111,759
                                                       ----------     ----------

         Total Non-Interest Income                        167,709        228,964

Non-Interest Expense:
        Salaries and Employee Benefits                    488,129        513,110
        Premises and Equipment                            130,175        128,295
        Federal Deposit Insurance                          35,214         82,093
        Data Processing                                   121,961        116,481
        Advertising                                        60,864         63,769
        Bank Fees and Charges                              45,793         31,767
        Other                                              190,463       197,829
                                                       ==========     ==========

           Total Non-Interest Expense                   1,072,599      1,133,344
                                                       ----------     ----------

           Earnings Before Income Taxes                   401,805        197,043
Income Taxes                                              152,845         89,619
                                                       ----------     ----------

           NET EARNINGS                                $  248,960        107,424
                                                       ----------     ----------

           EARNINGS PER SHARE                          $     1.41     $      .61

See accompanying notes to consolidated financial statements.

                              SHELBY COUNTY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                    March 31,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
 Cash Flows From Operating Activities:
      Net Earnings                                        $   248,960    $   107,424
      Adjustments To Reconcile Net Earnings
         To Net Cash Provided By Operating
         Activities:
               Depreciation and Amortization                   78,467         44,339
               Net Deferred Loan Origination Fees               7,214         (8,892)
               Provision For Loan Losses                       50,000         30,000
                     Gain on sale of Securities AFS             4,156        (28,445)
               Increase (Decrease) in Accrued Int. Rec         (2,057)       (30,405)
               (Increase) Decrease in Other Assets            (19,613)       137,667
               Increase (Decrease) in Other Liabilities      (300,199)       365,503
                                                          -----------    -----------

      Net Cash Provided by Oper. Act                           66,928        617,191

      Cash Flows From Investing Activities:
      Loans Funded Net of Collections                      (4,314,871)    (6,192,889)
      Principal Collected on Investment Sec                   138,114         65,478
      Principal Collected on AFS Securities                   304,522        420,431
      Purchase of Premises and Equipment                      (31,981)       (24,094)
      Purchase of Investment Securities                           -0-      1,405,545
      Proceeds From Sale of Securities AFS                    901,158      4,585,117
      Purchase of Available for Sale Securities                   -0-     (9,001,724)
      Investment in FHLB Stock                               (104,900)           -0-
      Net Investment in Mtg.-Backed Sec. & Inv             (1,123,663)           -0-
      Disposals of Premises & Equipment                        21,154            -0-
                                                          -----------    -----------
          Net Cash Provided by (Used) in Invest. Act       (4,210,467)    (8,742,136)

 Cash Flows from Financing Activities:
      FHLB Advances                                         4,500,000             -0-
      Dividends Paid                                          (35,178)       (17,535)
      Net Increase in Deposits                                567,357      7,971,514
      Proceeds of Issuance of Common Stock                        -0-         17,250
      Net Cash Provided by Financing
         Activities                                         5,032,179      7,971,229
                                                          ===========    ===========
      Net Increase (Decrease) in Cash and
         Cash Equivalents                                     888,640       (153,716)
      Cash and Cash Equivalents at
         Beginning of Period                              $ 4,923,276      7,241,682
                                                          ===========    ===========
      Cash and Cash Equivalents at End of Period          $ 5,811,916      7,087,966
                                                          ===========    ===========
      Supplemental Cash Flow Information:
      Interest Paid                                       $ 1,536,393    $ 1,608,865
                                                          ===========    ===========
      Income Taxes Paid                                   $   100,000    $    72,276
                                                          ===========    ===========

       Transfer  From  Investment  Security
          Portfolio  to  Available  for  Sale
          Portfolio                                       $       -0-    $ 1,521,991


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

The consolidated interim financial statements at March 31, 1997 and for the three months and six months ended March 31, 1997 and 1996 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2  Earnings per Share

Earnings per share are computed by dividing net earnings for the periods ended March 31, 1997 and 1996 by the 175,950 shares of weighted average common stock outstanding, respectively, during the period. The effects of outstanding stock options are dilutive by less than 3%. Note 3 Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan pursuant to those options as of March 31, 1997. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Options for 3,450 shares at an option price of $20 per share have also been granted under the plan.

Note 4  Dividends

On March 17, 1997, the Board of Directors declared a quarterly cash dividend of $.10 per share. The dividend was paid April 15, 1997 to shareholders of record as of March 31, 1997.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


(a)  Financial Condition:

         Total assets at March 31, 1997, were $87,795,000, an increase of $5,119,000 from total assets of $82,676,000 at September 30, 1996. The most significant increases in assets was in net loans receivable.Total net loans receivable increased from $66,098,000 at September 30, 1996 to $70,780,000 at March 31, 1997. Mortgage loans increased from $53,878,000 at September 30, 1996 to $58,161,000 at March 31, 1997.
         Consumer loans decreased from $12,687,000 at September 30, 1996 to$12,593,000 at March 31, 1997. The increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $4,739,000 in mortgage and consumer lending. Interest bearing deposits increased from $3,879,000 at September 30, 1996 to $4,916,000 at March 31, 1996.

         Total deposits at September 30, 1996 of $65,286,000 increased to $65,853,000 at March 31, 1997. This increase in deposits is primarily due to an increase in demand deposit accounts. Non- performing assets increased from $247,000 at September 30, 1996 to $453,000 at March 31, 1997. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loans at March 31, 1997.

(b)  Results of Operations:

         During the three month period ended March 31, 1997, net earnings increased to $120,000 ($.68 per share) compared to net earnings of $45,000 ($.25 per share) during the three month period ended March 31, 1996. The increase in earnings is primarily the result of an increase in interest income on loans receivable in excess of the increase in interest expense. Net interest income after provision for loan losses was $631,000, for the three months ended March 31, 1996, compared to $574,000 for the three months ended March 31, 1996. The interest rate margin for the three months ended March 31, 1997 was 3.16%, compared to 3.36% for the same period one year ago. Interest income increased from $1,423,000 for the three months ended March 31, 1996 to $1,668,000 for the three months endedMarch 31, 1997. Interest expense for the three month period ended March 31, 1997 was $1,010,000 compared to $834,000 for the three

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

         months ended March 31, 1996. This increase is primarily attributed to the increase in interest expense on FHLB borrowings. Total non-interest income was $83,000 for the three months ended March 31, 1997, compared to $103,000 for the same period in 1996. The decrease was primarily due to the closure of The Shelby Group, a wholly-owned subsidiary of the Bank in November of 1996. Non- interest expense totaled $528,000 for the quarter ended March 31, 1997 compared to $597,000 for the same period in the prior year. The primary decrease in non-interest expense relate to the reduction in the Federal Deposit Insurance Corporation's premiums.

         During the six month period ended March 31, 1997, net earnings increased to $249,000 ($1.41 per share) compared to net earnings of $107,000 ($.61 per share) during the six month period ended March 31, 1996. The increase in earnings is primarily the result of an increase in interest income in excess of the increase in total interest expense.

         Net interest income after provision for loan losses was $1,307,000 for the six months ended March 31, 1997 compared to $1,101,000 for the six months ended March 31, 1996. The interest rate margin for the six months ended March 31, 1997 was 3.20%, compared to 3.05% for the same period one year ago. The increase in the margin is primarily due to the decrease in rates being paid on deposit accounts.

         Interest income increased from $2,740,000 for the six months ended March 31, 1996 to $3,270,000 for the six months ended March 31, 1997. Interest expense for the six month period ended March 31, 1997 was $1,914,000 compared to $1,609,000 for the six months ended March 31, 1996. This increase is primarily attributed to the increase in interest expense on FHLB borrowings.

         Total non-interest income was $168,000 for the six months ended March 31, 1997 compared to $229,000 for the same period in 1996. The decrease was primarily due to the closure of The Shelby Group, Inc. by the Bank in November of 1996.

         Non-interest expense totaled $1,073,000 for the six months ended March 31, 1997 compared to $1,133,000 for the same period in the prior year. The decrease in non-interest expense is due to cost cutting measures related to salaries and employee benefits and the reduction of the Federal Deposit Insurance Corporation insurance premiums.

         (c) Capital Resources and Liquidity

         The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). The Bank,as a subsidiary of a savings and loan holding company, is subject to

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operation


         certain restrictions in its dealings with the Corporation. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

         Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 1997, the Bank satisfied its capital requirements.

         The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1997 based on capital regulations currently in effect for savings institutions.

                                  Tangible     Core     Risk-based
                                  Capital     Capital     Capital

Regulatory Capital               $5,525,000  $5,525,000  $5,887,000
Minimum Capital Requirement       1,291,000   2,582,000   4,633,000

Excess Capital                   $4,234,000  $2,943,000  $1,254,000

Regulatory Capital Ratio              6.37%       6.37%      10.17%
Required Capital Ratio                1.50%       3.00%       8.00%

         Liquidity measures the bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $2,122,000 in loan commitments as of March 31, 1997. The Bank maintains liquidity of at least 5% of net withdrawable assets. At March 31, 1997, its regulatory liquidity ratio was 13.96%.

      II.   OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

         Item 6.  Exhibits and Reports on Form 8-K


                  (a)      The   following   exhibits  are  filed   herewith  or
                           incorporated herein by reference:


        Exhibit No.

         3(1) The Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-40540)

         3(2) The Code of By-Laws of the Registrant are incorporated herein by reference to Exhibit 3(2) to the Registration Statement of Form S-1 (Registration No. 33-40540)


         4 The Rights Agreement, dated as of April 17, 1995, between Registrant and Bank One, Indianapolis, NA, as Rights Agent, is incorporated herein by reference to Exhibit 2 to the Registration Statement on Form 8-A (Registration No. 19445)

         27       Financial Date Schedule


                  (b) Reports on 8-K--There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SHELBY COUNTY BANCORP



Date:  May 5, 1997                      By    /s/ Rodney L. Meyerholtz
                                            ------------------------------------
                                                Rodney L. Meyerholtz
                                                President

Date:  May 5, 1997                      By    /s/ Robert E. Thomas
                                            ------------------------------------
                                                Robert E. Thomas
                                                Treasurer