Form 10-Q
period 1997-06-30
SHELBY COUNTY BANCORP
filed 1997-08-14
CIK 876621

F0RM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                                  Yes X    No     .

As of August 5, 1997, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

                   SHELBY COUNTY BANCORP AND SUBSIDIARY
                                                                       Page
PART I.  FINANCIAL INFORMATION:

   Item 1.          Financial Statements

                    Consolidated   Statements  of  Financial
                    Condition    as   of   June   30,   1997
                    (Unaudited) and September 30, 1996.                    3

                    Consolidated  Statements of Earnings for
                    the three months ended June 30, 1997 and
                    1996 (Unaudited)                                       4

                    Consolidated  Statements of Earnings for
                    the nine months  ended June 30, 1997 and
                    1996 (Unaudited)                                       5

                    Consolidated  Statements  of Cash  Flows
                    for the nine months  ended June 31, 1997
                    and 1996 (Unaudited)                                   6

                    Notes    to    Consolidated    Financial
                    Statements (Unaudited)                                 7

 Item 2.            Management's  Discussion and Analysis of
                    Financial   Condition   and  Results  of
                    Operations                                          8-10

PART II.  OTHER INFORMATION                                               11

SIGNATURE PAGE                                                            12

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   June 30,        September 30,
                                                    1997               1996
                                                 -----------       -------------
                                                          (Unaudited)
ASSETS
Cash                                             $   860,772          1,043,977
Interest-Bearing Deposits                          1,383,805          3,879,299
Investment Securities
     Available  for Sale                           7,568,324          7,243,756
Investment Securities Held to
     Maturity (market value:
     $1,052,472 and $1,275,713)                    1,051,297          1,267,448
Loans Receivable, Net                             75,005,235         66,522,476
Accrued Interest Receivable on
     Investment Securities                            95,392            104,504
Stock of FHLB of Indianapolis                        850,000            620,100
Real Estate Owned                                     36,727                 --
Premises and Equipment                             1,799,920          1,874,702
Prepaid Expenses and Other Assets                    124,211            119,353
                                                 -----------         ----------
TOTAL ASSETS                                     $88,775,683         82,675,615
                                                 -----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits                                        $64,001,250         65,286,137
 FHLB Advances and Other Borrowings               17,061,071         10,071,360
  Accrued Interest on Deposits                       110,951            133,492
  Income Taxes Payable                               249,528            225,237
  Deferred Income Taxes                              182,270              4,954
  Accrued Expenses and Other Liabilities             143,806            521,557
                                                 -----------         ----------
TOTAL LIABILITIES                                $81,748,876         76,242,737
                                                 -----------         ----------

SHAREHOLDERS' EQUITY:
Common stock, without par value:
     Shares authorized of 5,000,000;
     Shares issued and outstanding of 175,950    $ 1,358,123          1,358,123
Retained earnings-substantially
     restricted                                    5,072,479          4,744,525
Unrealized Appreciation on
     Investment Securities Available
     for Sale                                        596,205            330,230
                                                 -----------         ----------
      TOTAL SHAREHOLDERS' EQUITY                 $ 7,026,807          6,432,878
                                                 -----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $88,775,683         82,675,615
                                                 -----------         ----------



See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                      Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                    1997               1996
                                                ----------           ---------
Interest Income:
  Loans Receivable                              $1,543,321           1,204,741
  Mortgage-Backed Securities                        58,782              73,749
  Interest-Bearing Deposits                         29,030              61,289
  Investment Securities                             43,709              65,403
  Dividends from FHLB                               14,673               7,734
                                                ----------          ----------

                  Total Interest Income          1,689,515           1,412,916

Interest Expense on FHLB Advances                  251,333               7,103
Interest Expense on Deposits                       732,286             834,241
                                                ----------          ----------
      Total Interest Expense                       983,619             841,344
                                                ----------          ----------

      Net Interest Income                          705,896             571,572

Provision for Loan Losses                           27,000              15,000
                                                ----------          ----------
      Net Interest Income After
         Provision for Loan Losses                 678,896             556,572

Non-Interest Income:
  Service Charges and Fees                          62,286              58,965
  Other                                             20,216              40,966
                                                ----------          ----------
Total Non-Interest Income                           82,502              99,931
                                                ----------          ----------
Non-Interest Expense:
  Salaries and Employee Benefits                   235,386             238,255
  Premises and Equipment                            68,867              68,488
  Federal Deposit Insurance                         17,184              44,383
  Data Processing                                   59,709              58,901
  Advertising                                       43,540              31,235
  Bank Fees and Charges                             25,074              17,827
  Other                                            105,398             101,695
                                                ----------          ----------
      Total Non-Interest Expense                   555,158             560,784
                                                ----------          ----------
Earnings Before Income Taxes                       206,240              95,719
Income Taxes                                        74,472              26,415
                                                ----------          ----------
NET EARNINGS                                    $  131,768              69,304
                                                ----------          ----------
EARNINGS PER SHARE                              $      .75          $      .39
                                                ----------          ----------


See accompanying notes to consolidated financial statements.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                    Nine Months Ended
                                                        June 30,
                                               --------------------------
                                                  1997            1996
                                               ----------      ----------
Interest Income:
     Loans Receivable                          $4,466,230       3,528,178
     Mortgage-Backed Securities                   194,280         237,569
     Interest-Bearing Deposits                     96,786         208,115
     Investment Securities                        161,521         155,213
     Dividends from FHLB                           40,942          24,129
                                               ----------      ----------
          Total Interest Income                 4,959,759       4,153,204

Interest Expense on FHLB Advances                 640,026           7,103
Interest Expense on Deposits                    2,257,142       2,443,003
                                               ----------      ----------
          Total Interest Expense                2,897,168       2,450,106
                                               ----------      ----------
          Net Interest Income                   2,062,591       1,703,098

Provision for Loan Losses                          77,000          45,000
                                               ----------      ----------
          Net Interest Income After
            Provision for Loan Losses           1,985,591       1,658,098

Non-Interest Income:
     Service Charges and Fees                     181,627         176,170
     Other                                         68,584         152,725
                                               ----------      ----------
          Total Non-Interest Income               250,211         328,895
                                               ----------      ----------
Non-Interest Expense:
     Salaries and Employee Benefits               723,515         751,365
     Premises and Equipment                       199,042         196,783
     Federal Deposit Insurance                     52,398         126,476
     Data Processing                              181,670         175,382
     Advertising                                  104,404          95,004
     Bank Fees and Charges                         70,867          49,594
     Other                                        295,861         299,524
                                               ----------      ----------
          Total Non-Interest Expense            1,627,757       1,694,128
                                               ----------      ----------
          Earnings Before Income Taxes            608,045         292,865
Income Taxes                                      227,317         116,034
                                               ----------      ----------
          NET EARNINGS                         $  380,728         176,831
                                               ----------      ----------
          EARNINGS PER SHARE                   $     2.16      $     1.01
                                               ----------      ----------

See accompanying notes to consolidated financial statements.

                              SHELBY COUNTY BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Nine Months Ended
                                                                 June 30,
                                                     -----------------------------
                                                          1997            1996
                                                     ------------    -------------
Cash Flows From Operating Activities:
     Net Earnings                                    $    380,728    $    176,831
     Adjustments To Reconcile
       Net Earnings To Net Cash
       Provided By Operating Activities:
          Depreciation and Amortization                   125,837          72,277
          Net Deferred Loan Origination Fees                9,788          (9,675)
          Provision For Loan Losses                        77,000          45,000
          Gain on Sale of Securities AFS                    4,751         (28,445)
          Increase (Decrease) in Accrued Int. Rec           9,112         (20,930)
          (Increase) Decrease in Other Assets              (4,858)         79,234
          Increase (Decrease) in Other Liabilities       (386,290)        433,257
                                                     ------------    ------------
     Net Cash Provided by Oper. Act                       216,068         747,549
                                                     ------------    ------------
Cash Flows From Investing Activities:
     Loans Funded Net of Collections                   (8,606,274)    (12,164,971)
     Principal Collected on Investment Sec.               208,100         139,450
     Principal Collected on AFS Securities                407,482         670,183
     Purchase of Premises and Equipment                   (41,431)        (29,094)
     Purchase of Investment Securities                          0       1,405,545
     Proceeds From Sale of Securities AFS               2,352,427       5,951,754
     Purchase of Available for Sale Securities                  0      (9,258,512)
     Investment in FHLB Stock                            (229,900)              0
     Net Investment in Mtg.-Backed Sec. & Inv          (2,668,664)              0
     Disposals of Premises & Equipment                     21,154               0

     Net Cash Provided by (Used) in Invest. Act        (8,557,106)    (13,285,645)
                                                     ------------    ------------
Cash Flows from Financing Activities:
     FHLB Advances                                      7,000,000       3,500,000
     Dividends Paid                                       (52,774)        (35,130)
     Net Decrease in Deposits                          (1,284,887)      4,599,386
     Proceeds of Issuance of Common Stock                       0          17,250
                                                     ------------    ------------
     Net Cash Provided by Financing Activities          5,662,339       8,081,506
                                                     ------------    ------------
Net Increase (Decrease) in Cash
     and Cash Equivalents                              (2,678,699)     (4,456,590)
                                                     ------------    ------------
Cash and Cash Equivalents at Beginning of
         Period                                      $  4,923,276       7,241,682
                                                     ------------    ------------
Cash and Cash Equivalents at End of Period           $  2,244,577       2,785,092
                                                     ------------    ------------
Supplemental Cash Flow Information:
     Interest Paid                                   $  2,324,538    $  2,409,480
                                                     ------------    ------------
     Income Taxes Paid                               $    200,000    $     70,568
                                                     ------------    ------------
     Transfer From Investment Security Portfolio
         to Available for Sale Portfolio             $          0    $  1,521,991
                                                     ------------    ------------


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

The consolidated interim financial statements at June 30, 1997 and for the three months and nine months ended June 30, 1997 and 1996 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2 Earnings Per Share

Earnings per share are computed by dividing net earnings for the periods ended June 30, 1997 and 1996 by the 175,950 shares of weighted average common stock outstanding, respectively, during the period. The effects of outstanding stock options are dilutive by less than 3%.

Note 3 Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan pursuant to those options as of June 30, 1997. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Options for 3,450 shares at an option price of $20 per share have also been granted under the plan.

Note 4 Dividends

On June 21, 1997, the Board of Directors declared a quarterly cash dividend of $.10 per share. The dividend was paid July 15, 1997 to shareholders of record as of June 30, 1997.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

(a)  Financial Condition:

     Total assets at June 30, 1997, were $88,776,000, an increase of $6,100,000 from total assets of $82,676,000 at September 30, 1996. The most significant increases in assets was in net loans receivable. Total net loans receivable increased from $66,522,000 at September 30, 1996 to $75,005,000 at June 30,
1997. Mortgage loans increased from $53,878,000 at September 30, 1996 to $60,598,000 at June 30, 1997. Consumer loans increased from $12,687,000 at September 30, 1996 to $14,333,000 at June 30, 1997. The increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $5,224,000 in mortgage and consumer lending. Interest bearing deposits decreased from $3,879,000 at September 30, 1996 to $1,384,000 at June 30, 1997.

     Total  deposits  at  September  30,  1996  of   $65,286,000   decreased  to
$64,001,000 at June 30, 1997. This decrease in deposits is due to an increase in loan demand.

     Non-performing assets increased from $247,000 at September 30, 1996 to $752,000 at June 30, 1997. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loans at June 30, 1997.

(b)  Results of Operations:

     During the three month period ended June 30, 1997, net earnings increased to $132,000 ($.75 per share) compared to net earnings of $69,000 ($.39 per share) during the three month period ended June 30, 1996. The increase in earnings is primarily the result of an increase in interest income on loans receivable in excess of the increase in interest expense.

     Net interest income after provision for loan losses was $557,000, for the three months ended June 30, 1996, compared to $679,000 for the three months ended June 30, 1997. The interest rate margin for the three months ended June 30, 1997 was 3.34%, compared to 3.16% for the same period one year ago.

     Interest income increased from $1,413,000 for the three months ended June 30, 1996 to $1,690,000 for the three months endedJune 30, 1997. Interest expense for the three month period ended June 30, 1997 was $984,000 compared to $841,000

                      SHELBY COUNTY BANCORP AND SUBSIDIARY

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

for the three months ended June 30, 1996. This increase is attributed to the increase in interest expense on FHLB borrowings.

         Total non-interest income was $83,000 for the three months ended June 30, 1997, compared to $100,000 for the same period in 1996. The decrease was primarily due to the closure of The Shelby Group, a wholly owned subsidiary of the Bank in November of 1996.

     Non-interest expense totaled $555,000 for the quarter ended June 30, 1997 compared to $561,000 for the same period in the prior year. The primary decrease in non-interest expense relate to the reduction in the Federal Deposit Insurance Corporation insurance premiums.

     During the nine month period ended June 30, 1997, net earnings increased to $381,000 ($2.16 per share) compared to net earnings of $177,000 ($1.01 per share) during the nine month period ended June 30, 1996. The increase in earnings is primarily the result of an increase in interest income in excess of the increase in total interest expense.

     Net interest income after provision for loan losses was $1,986,000 for the nine months ended June 30, 1997 compared to $1,658,000 for the nine months ended June 30, 1996. The interest rate margin for the nine months ended June 30, 1997 was 3.25%, compared to 3.01% for the same period one year ago. The increase in the margin is primarily due to the decrease in rates being paid on deposit accounts.

     Interest income increased from $4,153,000 for the nine months ended June 30, 1996 to $4,960,000 for the nine months ended June 30, 1997. Interest expense for the nine month period ended June 30, 1997 was $2,897,000 compared to $2,450,000 for the nine months ended June 30, 1996. This increase is attributed to the increase in interest expense on FHLB borrowings.

     Total non-interest income was $250,000 for the nine months ended June 30, 1997 compared to $329,000 for the same period in 1996. The decrease was primarily due to the closure of The Shelby Group, Inc. by the Bank in November of 1996.

     Non-interest expense totaled $1,628,000 for the nine months ended June 30, 1997 compared to $1,694,000 for the same period in the prior year. The decrease in non-interest expense is due to cost cutting measures related to salaries and employee benefits and the reduction ofthe Federal Deposit Insurance Corporation insurance premiums.

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

     Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 1997, the Bank satisfied its capital requirements.

     The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 1997 based on capital regulations currently in effect for savings institutions.

                                   Tangible         Core          Risk-based
                                   Capital         Capital         Capital
                                  ----------      ----------      ----------
Regulatory Capital                $5,454,000      $5,454,000      $5,820,000
Minimum Capital Requirement        1,307,000       2,614,000       4,900,000
                                   ---------       ---------       ---------

Excess Capital                    $4,147,000      $2,840,000      $  920,000

Regulatory Capital Ratio                6.18%           6.18%           9.50%
Required Capital Ratio                  1.50%           3.00%           8.00%

     Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $1,788,000 in loan commitments as of June 30, 1997. The Bank maintains liquidity of at least 5% of net withdrawable assets. At June 30, 1997, its regulatory liquidity ratio was 8.03%.

II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

Item 6.  Exhibits and Reports of Form 8-K

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

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SHELBY COUNTY BANCORP



Date:  August 5, 1997                   By  /s/ Rodney L. Meyerholtz
                                            ------------------------------------
                                                Rodney L. Meyerholtz
                                                President



Date:  August 5, 1997                   By  /s/ Robert E. Thomas
                                            ------------------------------------
                                                Robert E. Thomas
                                                Treasurer