Form 10-K
period 1997-09-30
SHELBY COUNTY BANCORP
filed 1997-12-24
CIK 876621

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

or

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 5, 1997, was $3,642,497.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 5, 1997, was 175,950 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated into Part I and Part III.

                           Exhibit Index on Page 38
                               Page 1 of 78 Pages

                              SHELBY COUNTY BANCORP
                                    Form 10-K
                                      INDEX
                                                                          Page
Forward Looking Statement................................................
                                     PART I
     Item 1.    Business.................................................
     Item 2.    Properties...............................................
     Item 3.    Legal Proceedings........................................
     Item 4.    Submission of Matters to a Vote of Security Holders......
     Item 4.5.  Executive Officers of the Registrant.....................
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters..................................

     Item 6.    Selected Financial Data..................................
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................
     Item 7A.   Quantitative and Qualitative
                    Disclosures about Market Risks.......................
     Item 8.    Financial Statements and Supplementary Data..............
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................

PART III
     Item 10.   Directors and Executive Officers of the Registrant.......
     Item 11.   Executive Compensation...................................

     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management................................

     Item 13.   Certain Relationships and Related Transactions...........

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K..............................

SIGNATURES...............................................................

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I

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

     SCSB directly, and indirectly, through its service corporation subsidiary, offers a number of consumer and commercial financial services. These services include: (i) residential and non-residential real estate loans; (ii) home equity loans; (iii) auto loans; (iv) installment loans; (v) loans secured by deposits;
(vi) home improvement loans; (vii) commercial loans; (viii) NOW accounts; (ix) certificates of deposit, (x) consumer and commercial demand deposit accounts;
(xi) individual retirement accounts; and (xii) insurance products. SCSB provides these services through its four full-service offices, two in Shelbyville, Indiana, one in St. Paul, Indiana and one in Morristown, Indiana. It has two automated teller machines, located at its offices in Shelbyville. Historically, SCSB has concentrated business activities within Shelby County.

     SCSB's primary source of revenue is interest income from lending activities, primarily the origination of residential mortgage loans. At September 30, 1997, $50.2 million, or 62.8% of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans on one-to-four family residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the real estate loans originated by SCSB are secured by properties located in Shelby County, although SCSB has authority to make or purchase real estate loans throughout the United States. SCSB's portfolio of mortgage-backed securities constituted 4.1% of its total loan and mortgage-backed securities portfolio at September 30, 1997. Multi-family loans constituted 5.7% of SCSB's loan and mortgage-backed securities portfolio at September 30, 1997.

     SCSB also makes non-residential real estate loans which totaled $11.7 million at September 30, 1997, or 14.7% of SCSB's total loan and mortgage-backed securities portfolio. All other loans, including residential construction, home equity and improvement, installment, auto loans, loans secured by deposits and commercial loans, totaled $13.5 million, or 16.9% of SCSB's total loan and mortgage-backed securities portfolio, at September 30, 1997.

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

                                                               At September 30,
                                         1997               1996              1995               1994               1993
                                   -----------------  ----------------  ------------------  ----------------    ----------------
                                             Percent           Percent            Percent            Percent            Percent
                                   Amount   of Total   Amount of Total   Amount   of Total  Amount  of Total    Amount  of Total
                                   ------   --------   ------ --------   ------   --------  ------  --------    ------  --------
                                                               (Dollars in Thousands)
TYPE OF LOAN
Mortgage loans:
   One-to-four family .........   $46,870    58.64%   $42,131   58.65%   $33,961   61.11%   $32,762   66.84%   $32,936    66.58%
   Mortgage-backed securities .     3,309     4.14       5,21    7.26      4,649    8.37      5,470   11.16      7,403    14.97
   Residential construction ...     1,054     1.32      1,003    1.39        545     .98        506    1.03        357      .72
   Multi-family ...............     4,512     5.65      3,406    4.74      2,606    4.69      1,863    3.80      1,743     3.52
   Non-residential ............    11,746    14.70     10,418   14.50      7,415   13.34      4,577    9.34      3,988     8.06
   Home equity loans ..........       977     1.21        740    1.03        591    1.06        416     .85        520     1.05
Consumer loans:
   Installment loans ..........     3,411     4.27      2,494    3.47      1,200    2.16        900    1.84        953     1.93
   Auto loans .................     3,878     4.85      3,423    4.76      2,466    4.44      1,175    2.40        955     1.93
   Home improvement loans .....        86      .11         --   --            38     .07          3     .00         10      .02
   Loans secured by deposits ..                                                   137.17     169.24  189.34     324.66   127.26
Commercial loans ..............     3,947     4.94      2,838    3.95      1,916    3.44      1,021    2.08        476      .96
                                  -------   ------    -------  ------    -------  ------    -------  ------    -------   ------
   Gross loans receivable and
    mortgage-backed securities    $79,927   100.00%   $71,838  100.00%   $55,576  100.00%   $49,017  100.00%   $49,468   100.00%
                                  =======   ======    =======  ======    =======  ======    =======  ======    =======   ======

TYPE OF SECURITY
One-to-four family (1) ........   $52,353    65.50%   $49,090   68.33%    39,240   70.61%   $38,651   78.85%   $40,869    82.62%
Non-residential real estate ...    11,746    14.70     10,418   14.50      7,415   13.34      4,577    9.34      3,988     8.06
Multi-family ..................     4,512     5.65      3,406    4.74      2,606    4.69      1,863    3.80      1,743     3.52
Autos .........................     3,878     4.85      3,423    4.76      2,466    4.44      1,175    2.40        955     1.93
Deposits ......................       137      .17        169     .24        189     .34        324     .66        127      .26
Other security ................     3,970     4.97      3,010    4.19      2,261    4.07      1,566    3.19      1,585     3.20
Unsecured .....................     3,331     4.16      2,322    3.24      1,399    2.51        861    1.76        201      .41
                                  -------   ------    -------  ------    -------  ------    -------  ------    -------   ------
   Gross loans receivable and
     mortgage-backed securities   $79,927   100.00%   $71,838  100.00%   $55,576  100.00%   $49,017  100.00%   $49,468   100.00%
                                  =======   ======    =======  ======    =======  ======    =======  ======    =======   ======
Deduct:
   Allowance for possible
     losses on loans ..........       392      .49%       326     .45%   $   241     .43%   $   189     .39%   $   141      .28%
    Deferred net loan fees ....       188      .24        198     .28        206     .37        222     .45        227      .46
                                  -------   ------    -------  ------    -------  ------    -------  ------    -------   ------
Net loans receivable including
     mortgage-backed securities   $79,347    99.27%   $71,314   99.27%   $55,129   99.20%   $48,606   99.16%   $49,100    99.26%
                                  =======   ======    =======  ======    =======  ======    =======  ======    =======   ======

(1)      Includes  mortgage-backed   securities,  home  equity  loans  and  home
         improvement loans.

         SCSB's portfolio includes no highly leveraged transaction loans. SCSB does not intend to make such loans in the future. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in SCSB's loan portfolio based on the due date of each payment. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                     Balance                   Due during years ended September 30,
                                   Outstanding                          2000        2002       2007       2012
                                  September30,                           to          to         to        and
                                      1997         1998       1999      2001        2006       2011     following
                                  --------------------------------------------------------------------------------
                                                                    (In thousands)
Mortgages:
   Residential one-to-four
     family mortgage loans......   $46,870      $  3,124     $2,025    $2,077      $4,418   $11,593    $23,633
   Mortgage-backed securities...     3,309           357        329       666       1,193       309        455
   Residential construction.....     1,054         1,054        ---       ---         ---       ---        ---
   Multi-family loans...........     4,512           244        668       168         421     1,052      1,959
   Non-residential..............    11,746           526        509       597       1,522     3,606      4,986
   Home equity..................       977            26         24        48         109        95        675
Consumer loans:
   Home improvement loans.......        86            15         17        18          36       ---        ---
   Auto.........................     3,878         1,435      1,029       759         631        24        ---
   Installment loans............     3,411         2,858        216       114          93       117         13
   Loans secured by deposits....       137            66         13        12          17        26          3
Commercial loans   .............     3,947         2,683        330       257         345       332        ---
                                   -------       -------     ------    ------      ------   -------    -------
   Gross loans receivable and
     mortgage-backed securities.   $79,927       $12,388     $5,160    $4,716      $8,785   $17,154    $31,724
                                   =======       =======     ======    ======      ======   =======    =======

   The following table sets forth, as of September 30, 1997, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.


                                                                      Due After September 30, 1998
                                                     Fixed Rates             Variable Rates             Total
                                                     -----------             --------------             -----
                                                                             (In thousands)

Mortgages:
   Residential one-to-four family
     mortgage loans..............................     $40,398                    $3,323                $43,721
   Mortgage-backed
     securities..................................       2,191                       786                  2,977
   Multi-family loans............................       3,323                       945                  4,268
   Non-residential...............................       9,020                     2,200                 11,220
   Home equity ..................................         ---                       951                    951
Consumer loans:
   Home improvement loans........................          71                       ---                     71
   Auto..........................................       2,443                       ---                  2,443
   Installment loans.............................         553                       ---                    553
   Loans secured by deposits.....................          71                       ---                     71
Commercial loans     ............................       1,264                       ---                  1,264
                                                      -------                    ------                -------
     Total.......................................     $59,334                    $8,205                $67,539
                                                      =======                    ======                =======

     Residential Loans. Approximately $50.2 million, or 62.8% of SCSB's total loan and mortgage-backed securities portfolio at September 30, 1997, consisted of one-to-four family mortgage loans, of which approximately 91.7% had fixed-rates. Such loans are generally not written on terms that are in conformity with the standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), thereby making resale of such loans difficult. See "-- Origination, Purchase and Sale of Loans." SCSB's fixed-rate mortgages generally have terms of 15, 20, 25 or 30 years.

     SCSB began originating adjustable rate mortgages in April, 1988. As of September 30, 1997, approximately 8.3% of the mortgage loans on one-to-four family residences included in SCSB's loan and mortgage-backed securities portfolio had adjustable rates. The adjustment for all of SCSB's adjustable rate mortgage loans is indexed to U.S. Treasury securities. Such loans have interest rates which adjust annually, with maximum rate changes of 2.0% per adjustment. These loans have terms of 25 years.

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

     Substantially all of the residential mortgage loans that SCSB has originated since 1987 include "due on sale" clauses, which give SCSB the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. SCSB requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 89%. SCSB will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. At September 30, 1997, residential mortgage loans amounting to $416,000, or .5% of SCSB's total loan and mortgage-backed securities portfolio, were included in non-performing assets.

     SCSB offers residential construction loans only in conjunction with residential mortgage loans. Interest is charged on the money disbursed under the loan. After the construction phase (typically 3 to 12 months), SCSB makes a mortgage loan, the proceeds of which are used to pay off the construction loan. At September 30, 1997, SCSB had $1.0 million, or 1.3% of its total loan and mortgage-backed securities portfolio, in residential construction loans outstanding.

     Mortgage-Backed Securities. As of September 30, 1997, $3.3 million, or 4.1% of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage-backed securities. These mortgage-backed securities had an estimated market value of $3.0 million at September 30, 1997. Management has classified these securities into held to maturity and available for sale portfolios in accordance with Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Non-Residential Real Estate Loans. At September 30, 1997, $11.7 million, or 14.7%, of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by non-residential real estate. The non-residential mortgage loans, substantially all adjustable rate, are written for terms not exceeding 25 years, and generally require a 70% or lower loan-to-value ratio. The largest non-residential mortgage loan as of September 30, 1997, had a balance of $888,000. At that date, all of SCSB's non-residential mortgage loans consisted of loans secured by real estate located in Indiana.

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

     Multi-Family Loans. At September 30, 1997, $4.5 million, or 5.7%, of SCSB's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of SCSB's multi-family loans are secured by apartment complexes located in Shelby County. The largest such multi-family mortgage loan as of September 30, 1997, had a balance of $635,000 and none of these loans was non-performing at that time. As with SCSB's non-residential real estate loans, multi-family mortgage loans are substantially all adjustable rate loans, are written for terms not exceeding 25 years, and require at least a 75% loan-to-value ratio.

     Multi-family loans, like non-residential real estate loans, involve a greater risk than do residential loans. See "Non-Residential Real Estate Loans" above. Also, the more stringent loans-to-one borrower limitation, described below in "Origination, Purchase and Sale of Loans," limits the ability of SCSB to make loans to developers of apartment complexes and other multi-family units.

     Home Equity Loans. SCSB markets a home equity line of credit loan. The maximum loan-to-value ratio for such loans is 80%, and the minimum draw on a home equity line of credit is $250. As of September 30, 1997, SCSB had $977,000 outstanding home equity loans, or 1.2% of its total loan and mortgage-backed securities portfolio, with $546,000 of additional credit available to its borrowers under existing home equity lines of credit. Home equity line of credit loans are adjustable rate loans, indexed to the base rate on corporate loans at large U.S. money center commercial banks that the Wall Street Journal publishes as the Prime Rate.

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

     In the spring of 1989, SCSB, as part of its strategy of becoming a community bank for Shelby County, hired a Vice President -- Consumer Loans to guide SCSB's entry into the consumer loan area. By September 30, 1997, approximately eight and one-half years after SCSB began making consumer loans, these loans, consisting primarily of auto, installment, loans secured by deposits and home improvement loans, were $7.5 million, or approximately 9.4% of SCSB's total loan and mortgage-backed securities portfolio. Although consumer loans are currently only a small portion of its lending business, SCSB consistently originates consumer loans to meet the needs of its customers, and SCSB intends to originate more such loans to assist in meeting its asset/liability management goals.

     Although consumer loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of SCSB's portfolio. At September 30, 1997, no consumer loans were included in non-performing assets.

     SCSB's portfolio of automobile loans was $3.9 million, or 4.9% of its total loan and mortgage-backed securities portfolio at September 30, 1997. These loans are for a maximum term of 66 months, and the borrower must provide proof of insurance.

     Installment loans, loans secured by deposits and home improvement loans totaled $3.4 million, or 4.3% of SCSB's total loan and mortgage-backed securities portfolio at September 30, 1997.

     Commercial Loans. SCSB makes a limited number of secured commercial loans. At September 30, 1997, these loans, which included inventory financing for a lawn and garden equipment supplier, totaled $3.9 million, or 4.9% of SCSB's total loan and mortgage-backed securities portfolio. All commercial loans are currently performing under their original terms.

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

     FIRREA contains a generally more stringent loans-to-one-borrower limitation than that applicable to savings associations before FIRREA's enactment. Under FIRREA, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which SCSB could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $935,000 at September 30, 1997. At that date, the highest outstanding balance of loans by SCSB to one borrower and related entities was approximately $888,000, an amount within such loans-to-one-borrower limitations. SCSB's portfolio of loans and mortgage-backed securities currently contains no group of loans-to-one- borrower that in the aggregate exceed the 15% of capital limitation.

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

     SCSB does not sell and rarely purchases loans. SCSB may enter into participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. During the year ended September 30, 1992, SCSB acquired a $114,000 participation in a mobile home park in Shelby County. During the year ended September 30, 1993, SCSB acquired additional $182,000 participation in the same mobile home park. During the year ended September 30, 1996, SCSB acquired an additional $366,000 in loan participations. During the year ended September 30, 1997, SCSB acquired an additional $1,908,000 in loan participation. As of September 30, 1997, SCSB held in its loan and mortgage-backed securities portfolio 16 participations. SCSB's portion of the outstanding balance of such participations on that date was $4,489,000.

     The following table shows loan origination, purchase, sale and repayment activity for SCSB during the periods indicated:


                                                                            Year Ended September 30,
                                                                 1997                1996                 1995
                                                                 ---------------------------------------------
                                                                                 (In thousands)
Gross loans receivable and
   mortgage-backed securities
   at beginning of period.................................     $71,838              $55,576             $49,017
                                                               -------              -------             -------
Originations:
   First mortgage loans:
     Residential..........................................      12,150               17,084                8,024
     Non-residential......................................       3,559                3,087                2,319
     Miscellaneous additions..............................         744                  271                1,583
                                                               -------              -------             -------
         Total first mortgage loans.......................      16,453               20,442               11,926
                                                               -------              -------             -------
   Consumer loans:
     Installment loans....................................      13,327               10,302                6,335
     Loans secured by deposits............................          54                   72                  273
     Miscellaneous additions..............................         ---                  ---                 ---
                                                               -------              -------             -------
         Total consumer loans.............................      13,381               10,374                6,608
                                                               -------              -------             -------
   Commercial loans.......................................       1,103                3,920                2,187
                                                               -------              -------             -------
         Total originations ..............................      30,937               34,736               20,721
                                                               -------              -------             -------
Purchases:
   Mortgage-backed securities.............................       1,296                2,650                  200
   First mortgage loans...................................         536                1,636                  388
                                                               -------              -------             -------
         Total originations and purchases.................      32,769               39,022               21,309
                                                               -------              -------             -------
Sales:
   First mortgage loans...................................         ---                  ---                 ----
   Mortgage-backed securities.............................       2,848                1,017                 485
                                                               -------              -------             -------
     Total sales..........................................       2,848                1,017                 485
                                                               -------              -------             -------
Repayments and other deductions...........................      21,832               21,743               14,265
                                                               -------              -------             -------
Gross loans receivable and
   mortgage-backed securities
   at end of period.......................................     $79,927              $71,838             $55,576
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

     Non-Performing Assets

     Mortgage loans are reviewed by SCSB on a regular basis and are generally placed on a non-accrual status when the loans become contractually past due 90 days or more. Once a mortgage loan is 15 days past due, a notice of delinquency is mailed to the borrower. Telephone contact with the borrower is made, and another written notice follows at the end of the month, with a demand to pay-in-full notice sent on the 32nd day. SCSB attempts to arrange a personal interview after a loan has been delinquent for two months. When the loan is 75 days delinquent, a title search or abstract update is ordered. By the time a mortgage loan is 90 days past due, management has decided whether to foreclose. Further, the loan status is reported to the Board of Directors. The Board of Directors normally confers foreclosure authority at that time, but management may continue to work with the borrower if circumstances warrant.

     Consumer and commercial loans other than mortgage loans are treated similarly. It is SCSB's policy to recognize losses on these loans as soon as they become apparent. The Board will determine whether to charge off a loan by the time it is four months past due.

     At September 30, 1997, $453,000, or .5%, of SCSB's total assets were non-performing.

     At September 30, 1997, SCSB did have one real estate acquired as a result of foreclosure, voluntary deed, or other means totaling $37,000. Such real estate, is classified as "real estate owned" or "REO" until it is sold. When property is so acquired, it is recorded at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases no later than the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

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


                                                                            Year Ended September 30,
                                                                   1997               1996                1995
                                                                   -------------------------------------------
                                                                                 (In thousands)
Non-performing assets:
   Non-accrual loans (1)   ...............................        $416                 $247                 $454
   Real estate owned - net................................          37                  ---                 ---
   Troubled debt restructurings...........................         ---                  ---                  ---
                                                                   ---                 ----                 ----
     Total non-performing assets..........................         453                 $247                 $454
                                                                   ===                 ====                 ====
Non-performing assets to total assets.....................         .50%                 .30%                0.67%
                                                                   ===                 ====                 ====

(1) SCSB generally places loans on a nonaccrual status when the loans become contractually past due 90 days or more. At September 30, 1997, all $416,000 of nonaccrual loans were residential loans. For the fiscal years ended September 30, 1997, 1996 and 1995, the income that would have been recorded had the non-accrual loans not been in a non-performing status was approximately $31,359, $15,585, and $38,529, respectively, compared to actual income recorded of $20,667, $8,696 and $8,195, respectively.

     As of September 30, 1997, SCSB held loans delinquent from 30 to 89 days aggregating $2,190,000, or 2.5% of total assets. The amount past due on such loans aggregated approximately $35,000. Management does not believe that the amount of delinquent loans represents a material deterioration of SCSB's loan portfolio. SCSB is not aware of any loans not classified as non-accrual or delinquent of which the borrowers were experiencing financial difficulties.

     Allowance for Possible Loan Losses

     The allowance for possible loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of SCSB's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. In management's opinion, SCSB's allowance for possible loan losses is adequate to absorb anticipated future losses from loans at September 30, 1997.

     The following table analyzes changes in the allowance during the three years ended September 30, 1997.


                                                                            Year Ended September 30,
                                                                   1997               1996                1995
                                                                   -------------------------------------------
                                                                                 (In thousands)
Balance of allowance at beginning of period...............      $325,900             $241,094           $188,879
Add:
   Provision for loan losses..............................       104,000              100,000             55,000
   Recoveries of loans previously  charged off............         1,146                  329               ---
Less gross charge-offs:
   Residential real estate loans..........................           ---                  ---                ---
   Consumer loans.........................................        39,369               15,523              2,785
                                                                 -------             --------           --------
   Gross charge-offs......................................        39,369               15,523              2,785
                                                                 -------             --------           --------
Balance of allowance at end of period.....................       391,677             $325,900           $241,094
                                                                 =======             ========           ========
Net charge-offs to total average loans outstanding........           .05%                 .02%                .01%
                                                                 =======             ========           ========
Allowance at end of period to
   total average loans outstanding........................           .54%                 .45%                .51%
                                                                 =======             ========           ========

     In management's opinion, SCSB's allowance for possible loan losses at September 30, 1997, is adequate to absorb anticipated future losses from nonperforming and other loans.

      Investments

      SCSB's investment portfolio consists of corporate and municipal bonds and investments in Federal Home Loan Bank ("FHLB") time and demand deposits. At September 30, 1997, approximately $8.2 million, or 9.1%, of SCSB's total assets consisted of such investments.

      The following table sets forth the carrying value (cost for held to maturity investments and market for available for sale investments) of SCSB's investment portfolio at the dates indicated.


                                                         Year Ended September 30,
                                               1997               1996                1995
                                          ---------------------------------------------------
                                                             (In thousands)
Banker Acceptances....................    $     ---             $     ---            $   633
Federal Home Loan Bank time and
     demand accounts..................        1,772                 3,880              6,428
Municipal and corporate bonds.........        4,277                 2,515              1,484
Federal Home Loan Bank stock..........          920                   620                409
Other.................................        1,197                   818                443
                                              -----                   ---                ---

   Total investments..................       $8,166                $7,833             $9,397
                                             ======                ======             ======


      The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1997.

                                                      Amount at September 30, 1997 which matures in
                                       One Year or Less,         One Year to Five Years,      Over Ten Years
                                       -----------------         -----------------------      --------------
                                    Carrying      Average        Carrying        Average  Carrying       Average
                                      Value        Yield           Value          Yield     Value         Yield
                                      -----        -----           -----          -----     -----         -----
                                                                      (In thousands)
FHLB time and demand accounts       $1,772         4.97%     $     ---             ---%      $---         ---%
Municipal and corporate bonds          ---          ---%         4,277            6.75        ---         ---%

     The OTS requires savings associations to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction to 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At September 30, 1997, SCSB had liquid assets of $6.7 million, and a regulatory liquidity ratio of 8.3%, of which 8.3% were short-term investments.

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

     An analysis of SCSB deposit accounts by type, maturity, and rate at September 30, 1997, is as follows:

                                                  Minimum         Balance at                          Weighted
                                                  Opening        September 30,        % of             Average
     Type of Account                              Balance            1997           Deposits            Rate
                                                  ----------------------------------------------------------
                                                                     (Dollars in thousands)
Withdrawable:
   Savings accounts.........................  $       25        $   9,206             14.24%            2.81%
   NOW......................................         100           13,063             20.21             2.15
   Money Market.............................      10,000            2,732              4.23             5.60
                                                                  -------            ------
Total withdrawable..........................                       25,001             38.68
                                                                  -------            ------
Certificates (original terms):
   31 days..................................       2,500               67               .10             4.77%
   3 months.................................       1,000              601               .93             4.60
   6 months.................................       1,000            5,854              9.06             5.11
   12 months................................         500            3,850              5.96             5.53
   18 months................................         500            1,529              2.37             5.59
   30 months................................         500            4,602              7.12             5.78
   48 months................................         500            1,039              1.61             6.13
   60 months................................         500           10,700             16.56             6.67
IRA's
   31 days..................................       2,500              ---               ---              ---
   6 months.................................       1,000              140               .22             5.12
   12 months................................         500              156               .24             5.75
   18 months................................         500               49               .08             5.67
   30 months................................         500              608               .94             5.73
   48 months................................         500               17               .03             5.89
   60 months................................         500            2,779              4.30             6.57
   96 months................................       1,000              ---               ---              ---
Jumbo certificates..........................     100,000            7,641             11.80             6.49
                                                                  -------            ------
   Total certificates.......................                       39,632             61.32
                                                                  -------            ------
   Total deposits...........................                      $64,633            100.00%
                                                                  =======            ======

      The following table sets forth by various interest rate categories the composition of time deposits of SCSB at the dates indicated:


                                                                                At September 30,
                                                                   1997               1996                1995
                                                               ------------------------------------------------
                                                                                 (In thousands)
   Under 5%...............................................      $  4,066             $  5,374          $   6,987
   5.01 - 7.00%...........................................        32,250               33,106             29,107
   7.01 - 9.00%...........................................         3,316                3,245              3,265
   9.01% and over.........................................           ---                  ---                ---
                                                                 -------              -------            -------
     Total................................................       $39,632              $41,725            $39,359
                                                                 =======              =======            =======

      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following September 30, 1997. Matured certificates which have not been renewed as of September 30, 1997, have been allocated based upon certain rollover assumptions.


                                                                                   Amounts At
                                                                         September 30, 1997, Maturing in
                                                          One Year          Two         Three           Greater Than
                                                           or Less         Years        Years            Three Years
                                                           -------         -----        -----            -----------
                                                                                 (In thousands)
Under 5%.............................................   $  3,927         $   139   $       ---        $     ---
5.01 - 7.00 %........................................     15,486           4,191         8,916            3,657
7.01 - 9.00%.........................................         34             198         2,440              644
9.01 - and over......................................        ---             ---           ---              ---
                                                         -------          ------       -------           ------
   Total.............................................    $19,447          $4,528       $11,356           $4,301
                                                         =======          ======       =======           ======


     The following table indicates the amount of SCSB's jumbo certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

            Maturity                                          (In thousands)
     Three months or less..................................        $1,090
     Greater than three months
          through six months...............................           756
     Greater than six months
          through twelve months............................           823
     Over twelve months....................................         4,972
                                                                    -----
          Total............................................        $7,641
                                                                   ======

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by SCSB at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          Deposit Activity
                                                  Increase                          Increase
                                                 (Decrease)                        (Decrease)
                           Balance at               from      Balance at              from      Balance at
                          September 30,  % of   September 30,September 30, % of  September 30, September 30, % of
                             1997      Deposits     1996       1996       Deposits   1995         1995     Deposits
                         --------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Withdrawable:
   Savings accounts.....  $  9,206     14.24%   (822)       $10,028      15.36%   $    101      $  9,927       16.22%
   NOW..................    13,063     20.21    (470)        13,533      20.73       1,617        11,916       19.47
   Money market.........     2,732      4.23   2,732            ---         ---        ---           ---         ---
                           -------    ------    ----        -------     ------      ------       -------      ------
     Total withdrawable.    25,001     38.68   1,440         23,561      36.09       1,718        21,843       35.69
                           -------    ------    ----        -------     ------      ------       -------      ------
Certificates (original terms):
   31 days..............        67       .10      (7)            74        .11          51            23         .04
   3 months.............       601       .93     155            446        .68         249           197         .32
   6 months.............     5,854      9.06  (2,130)         7,984      12.23      (1,006)        8,990       14.69
   12 months............     3,850      5.96     716          3,134       4.80       1,083         2,051        3.35
   18 months............     1,529      2.37     382          1,147       1.76         370           777        1.27
   30 months............     4,602      7.12    (548)         5,150       7.89         (90)        5,240        8.56
   48 months............     1,039      1.61  (1,405)         2,444       3.75        (207)        2,651        4.33
   60 months............    10,700     16.56    (541)        11,241      17.22         936        10,305       16.84
   72 months............       ---        ---    ---            ---         ---        (30)           30         .05
   96 months............       ---        ---    ---            ---         ---         (2)            2         .01
IRA's
   31 days..............       ---        ---    ---            ---         ---        ---            --          --
   6 months.............       140       .22       7            133        .21          32           101         .16
   12 months............       156       .24      58             98        .15          79            19         .03
   18 months............        49       .08      (6)            55        .08           8            47         .08
   30 months............       608       .94      70            538        .82         (86)          624        1.02
   48 months............        17       .03      (5)            22        .03          (1)           23         .04
   60 months............     2,779      4.30     152          2,627       4.02         958         1,669        2.73
   96 months............       ---        ---    ---            ---         ---        ---            --          --
Jumbo certificates......     7,641     11.80   1,009          6,632      10.16          22         6,610       10.78
                           -------    ------    ----        -------     ------      ------       -------      ------
   Total certificates...    39,632     61.32  (2,093)        41,725      63.91       2,366        39,359       64.31
                           -------    ------    ----        -------     ------      ------       -------      ------
   Total deposits.......   $64,633    100.00%   (653)       $65,286     100.00%     $4,084       $61,202      100.00%
                           =======    ======    ====        =======     ======      ======       =======      ======


     Borrowings. Generally, SCSB focuses on generating high quality loans and then funds such loans from deposits and investments. SCSB may obtain advances from the FHLB of Indianapolis to supplement its supply of lendable funds. See "Regulation -- Federal Home Loan Bank System" and "--Qualified Thrift Lender." These limitations are not expected to have any impact on SCSB's ability to borrow from the FHLB of Indianapolis. At September 30, 1997, SCSB had approximately $17.7 million in borrowings outstanding, of which approximately $17.7 million were FHLB advances. SCSB does not anticipate any problem obtaining addtional advances appropriate to meet its requirements in the future, if such advances should become necessary.

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

     Principal elements of SCSB's asset/liability management strategy include the origination of residential and small commercial mortgage loans with adjustable interest rates and increasing the origination of consumer loans. For example, SCSB has increased its adjustable rate mortgages from $107,000 at September 30, 1987, to $6,587,000 at September 30, 1997. Consumer lending was initiated in March 1989 and had a balance of $7,512,000 at September 30, 1997.

     The difference between SCSB's assets and liabilities having maturities and repricing periods of one year or less ("Interest Rate Gap") was negative 26.16% at September 30, 1997. A negative Interest Rate Gap leaves SCSB's earnings vulnerable to periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assist. A positive Interest Rate Gap will have the opposite effect. During the years ended September 30, 1990, and 1989, SCSB's negative Interest Rate Gap did not result in increased net interest income even though interest rates were falling. During that period of time, the expected decrease in the average rate paid on deposits due to falling interest rates was offset by depositors reinvesting their time deposits from lower-rate short-term certificates to higher-rate long-term certificates. Additionally, new deposit customer accounts were attracted to the higher rate certificates. Net interest income during that period was also reduced because a significant portion of the increased funds derived from deposits was invested in short-term interest-earning instruments with a lower yield than long-term fixed-rate loans. During the years ended September 30, 1991 through and including September 30, 1997 interest income was positively affected by falling interest rates.

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

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset and liability categories of SCSB as of September 30, 1997. Maturity and repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data that is provided to the OTS in "Schedule CMR: Consolidated Maturity/Rate" filed as part of SCSB's September 30, 1997, quarterly report. That information in Schedule CMR was reformulated by the Federal Home Loan Bank of Indianapolis (the "FHLBI") based upon certain repricing and other assumptions determined by the FHLBI. The repricing and other assumptions determined by the FHLBI are based on a study done by the FHLBI of industry interest rate and repricing trends and are not necessarily representative of SCSB's actual results. Classifications of such items are different from those presented in other schedules and financial statements included herein.

                                                               At September 30, 1997
                                                             Maturing or Repricing in
                                                              (Dollars in Thousands)
                                                             6 Months
                                       0 to 3     3 to 6       to           1 to 3       3 to 5       5 to 10
                                       Months     Months     1 Year         Years         Years       Years
                                 ---------------------------------------------------------------------------------
Assets:
Adjustable rate mortgages ........   $     74    $  3,763     $    174     $  2,808         $---         $---
Fixed-rate mortgages .............        816         811        1,616        6,367        7,359       15,778
Non-mortgage loans ...............        834         854        1,770        6,541        1,758           --
Non-mortgage investments .........      3,566          --           --           --        4,168        1,398
                                     --------    --------     --------     --------     --------     --------
   Total interest-
     earning assets ..............   $  5,965    $  5,428     $  3,560     $ 15,716     $ 13,285     $ 17,176
                                     ========    ========     ========     ========     ========     ========
Interest-bearing liabilities:
Fixed maturity deposits ..........   $  8,359        $---     $ 11,427     $ 15,927     $  4,021         $---
Other deposits ...................      2,640       2,191        3,444        6,937        2,941        3,827
Variable-rate fixed maturity .....     17,746          --           --           --           --           --
Other liabilities ................   $    625        $---         $---         $---         $---         $---
                                     --------    --------     --------     --------     --------     --------
   Total interest-bearing
     liabilities .................   $ 29,370    $  2,191     $ 14,871     $ 22,864     $  6,962     $  3,827
                                     ========    ========     ========     ========     ========     ========
Excess (deficiency) of interest-
   bearing assets over
   interest-bearing liabilities ..   $(23,405)   $  3,237     $(11,311)    $ (7,148)    $  6,323     $ 13,349

Cumulative excess (deficiency)
   of interest-bearing assets over
   interest-bearing liabilities ..   $(23,405)   $(20,168)    $(31,479)    $(38,627)    $(32,304)    $(18,955)

Cummulative interest sensitivity
   gap as a percentage of
   total assets ..................     (26.16)%    (22.54)%     (35.18)%     (43.17)%     (36.10)%     (21.18)%

                                         10 to 20      Over 20
                                           Years        Years    Total
Assets:
Adjustable rate mortgages ........         $---         $---    $  7,494
Fixed-rate mortgages .............       16,934        8,479      58,160
Non-mortgage loans ...............           --           --      11,757
Non-mortgage investments .........           --           --       9,132
   Total interest-
     earning assets ..............     $ 16,934     $  8,479    $ 86,543

Interest-bearing liabilities:
Fixed maturity deposits ..........         $---         $---    $ 39,734
Other deposits ...................        2,462          688      25,130
Variable-rate fixed maturity .....           --           --      17,746
Other liabilities ................         $---         $---    $    625
   Total interest-bearing
     liabilities .................     $  2,462     $    688    $ 83,235

Excess (deficiency) of interest-
   bearing assets over
   interest-bearing liabilities ..     $ 14,472     $  7,791    $  3,308

Cumulative excess (deficiency)
   of interest-bearing assets over
   interest-bearing liabilities ..     $ (4,483)    $  3,308    $  3,308

Cummulative interest sensitivity
   gap as a percentage of
   total assets ..................        (5.01)%       3.70%       3.70%



     In preparing the table above, it has been assumed, consistent with the assumptions used by the FHLBI at September 30, 1997, in assessing the interest-rate sensitivity of savings institutions, that (i) adjustable rate first mortgage loans on one-to four-family residences will repay at the rate of 22.0% per year; (ii) first mortgage loans on residential properties of five or more units and non-residential properties will prepay at the rate of 15.0% per year; (iii) fixed-rate first mortgage loans on one-to four-family residences with terms to maturity of 5 years or less will prepay at a rate of 7.8% per maturity classification; (iv) second mortgage loans on one-to four-family residences will prepay at a rate of 26.0% per maturity classification; (v) non-mortgage loans and investments will not prepay; and (vi) fixed-rate mortgage loans on one-to four-family residential properties with remaining terms to maturity of more than 5 years will prepay annually as follows:

                 Interest Rate                Prepayment Assumption
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

     Service Corporation Subsidiary

     Office of Thrift Supervision ("OTS") regulations permit federal savings associations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. [ FIRREA requires a savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, to give the Federal Deposit Insurance Corporation (the "FDIC") and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund (the "SAIF"). Moreover, FIRREA requires savings associations to deduct from capital, for purposes of meeting the core capital, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).]

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

     Employees

     As of September 30, 1997, the Holding Company employed no persons on a full- or part-time basis. As of September 30, 1997, SCSB employed 32 persons on a full-time basis and three persons on a part-time basis. None of SCSB's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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

                                   Regulation

General

      As a federally chartered, SAIF-insured savings association, SCSB is subject to extensive regulation by the OTS and the FDIC. For example, SCSB must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines SCSB's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. SCSB's semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $10,000.

      SCSB is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of securities, and limitations upon other aspects of banking operations. In addition, SCSB's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal
Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

      The United States Congress is considering legislation that would require all federal savings associations, such as SCSB, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and SCSB.

Savings and Loan Holding Company Regulation

      As the holding company for SCSB, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, SCSB is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

      In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

      The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. OTS regulations generally do not restrict the permissible business activities of a unitary savings and loan holding company.

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At September 30, 1997, SCSB's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

      If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with SCSB, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than SCSB or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

      The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

      No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

      SCSB is a member of the FHLB of Indianapolis, which consists of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an
independent   agency,   controls  the  FHLB  System,   including   the  FHLB  of
Indianapolis.

      As a member, SCSB is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At September 30, 1997, SCSB's investment in stock of the FHLB of Indianapolis was $920,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Indianapolis to SCSB totaled approximately $59,000, for an annual rate of 7.9%.

Insurance of Deposits

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as SCSB and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "-- Assessments" below.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

      On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, SCSB was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. SCSB recognized this one-time assessment as a non-recurring operating expense of $332,000 ($200,000 after tax) during the three-month period ending September 30, 1996, and SCSB paid this assessment in November 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, SCSB's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At September 30, 1997, SCSB was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, SCSB would not be required to maintain additional capital at September 30, 1997 under the terms of the OTS proposed interest rate risk rule.

      The following is a summary of SCSB's regulatory capital and capital requirements at September 30, 1997:

                                   Tangible        Core       Risk-based
                                   capital       capital        capital
 Regulatory capital                 $5,593        $5,593        $5,985
 Minimum capital requirement         1,327         2,653         5,048
 Excess capital                     $4,266        $2,940       $   937
 Regulatory capital ratio              6.3%          6.3%          9.5%
 Minimum capital ratio                 1.5%          3.0%          8.0%

      If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At September 30, 1997, SCSB was categorized as "adequately capitalized," meaning that its total risk-based capital ratio exceeded 8%, its Tier I risk-based capital ratio exceeded 4%, its leverage ratio exceeded 4%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

      An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 Institution or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." SCSB is currently a Tier 1 Institution.

      A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

      The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

Liquidity

      For each calendar month, SCSB is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The OTS recently reduced the level of liquid assets that must be held by a savings association from 5% to 4% of the associations net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the associations's fiscal year. The OTS may impose monetary penalties upon savings associations that fail to comply with those liquidity requirements. The OTS eliminated the requirement that each savings association maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The daily average liquidity of SCSB for September, 1997 was 5.3% which exceeded the then-applicable 5% liquidity requirement. Its average short-term liquidity ratio for September, 1997,was 8.3%. SCSB has never been subject to monetary penalties for failure to meet its liquidity requirements.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. SCSB does not believe that these regulations will have a materially adverse effect on its current operations.

Safety and Soundness Standards

      On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

Loans to One Borrower

      Under OTS regulations, SCSB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At September 30, 1997, SCSB did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender

      Savings   associations  must  meet  a  QTL  test.  If  SCSB  maintains  an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, SCSB will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of September 30, 1997, SCSB was in compliance with its QTL requirement, with approximately 69% of its assets invested in QTIs.

      A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

      The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

      Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

      The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

      Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis. The Indiana Branching Law became effective March 15, 1996.

Transactions with Affiliates

      SCSB is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

      Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated SCSB's record of meeting community credit needs as satisfactory.

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

         On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Internal Revenue Code ("IRC"). The provision requires thrifts to recapture any reserves accumulated after 1987 but generally forgives taxes owed. Thrift institutions have been given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and are permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements.

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

         Current Accounting Issues

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997 and is effective for both interim and annual fiscal periods ending after December 15, 1997. Early adoption is not permitted. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has determined that the adoption of SFAS 128 will not have a material effect on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gain and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal periods beginning after December 15, 1997. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

Item 2.       Properties.

     At September 30, 1997, SCSB conducted its business from its main office at 29 East Washington Street, Shelbyville, Indiana, and three branch offices. All four offices are full-service offices. The Main Office in Shelbyville, the Rampart Office in Shelbyville and the office in St. Paul are either owned by SCSB or the Holding Company and the office in Morristown is leased.

     The following table provides certain information with respect to SCSB's offices as of September 30, 1997:

                                                                    Net Book Value
                                                                     of Property,
                                                Year Opened           Furniture &           Approximate
Description and Address                         or Acquired            Fixtures           Square Footage
Locations in Shelbyville
Main Office-
   29 East Washington Street ................      1975                 $793,680               15,000
Rampart Office-
   34 Rampart Street.........................      1995                 $895,935                3,000
Location in Morristown
   127 East Main Street......................      1995                $  46,315                1,800
Location in St. Paul
   105 County Line Road......................      1989                $  39,031                1,476


     SCSB has two automatic teller machines ("ATM"), one of which is located at its main office and the other which is located at its Rampart office. SCSB's ATMs are on the INTRIEVE INC. interchange system and participates in the nationwide CIRRUS ATM network.

     SCSB owns computer and data processing equipment which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by SCSB was $108,495 at September 30, 1997.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended September 30, 1997.

Item 4.5.     Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the registrant. Each of the executive officers of the Holding Company is a member of the Board of Directors of both the Holding Company and SCSB.

     Name                            Position
    James M. Robison                 Chairman of the Holding Company
    Rodney L. Meyerholtz             President of the Holding Company and SCSB
    Leonard J. Fischer               Vice President of the Holding Company
    David A. Carmony                 Secretary of the Holding Company
    Robert E. Thomas                 Treasurer of the Holding Company
    Ronald L. Lanter                 Vice President-- Consumer Lending of SCSB
    Joyce E. Ford                    Vice President-- Mortgage Lending of SCSB

     David A. Carmony (age 48) has been the Secretary of the Holding Company since its incorporation in June, 1991. He also has been President and a 50% shareholder of Carmony-Ewing Funeral Homes, Inc., which provides funeral services in the Shelby County area, since 1988. Prior to 1988, Mr. Carmony owned and operated Carmony Funeral Home, Incorporated, a similar business. In addition, Mr. Carmony, prior to 1991, owned 50% of Powakaddy, U.S.A., a distributor of golf equipment. Powakaddy, U.S.A. began operations in September 1988, but filed Chapter 11 bankruptcy proceedings and ceased operations and existence in April 1991.

     Leonard J. Fischer (age 60) has been a Vice President of the Holding Company since its incorporation in June 1991, and is also a self-employed metal fabricator. Prior to 1986, Mr. Fischer was manager of plants and equipment for Shelby Steel, Inc.

     Joyce E. Ford (age 45) became Vice President -- Mortgage Lending of SCSB in 1991. Before her appointment as Vice President -- Mortgage Lending, she was Assistant Vice President of SCSB from 1989 to 1991, and was a loan officer from 1986 to 1989.

     Ronald L. Lanter (age 53) has served as Vice President -- Consumer Lending of SCSB since 1989. From 1986 until joining SCSB in 1989, Mr. Lanter was a Vice President of Ameritrust National Bank in Shelbyville.

     Rodney L. Meyerholtz (age 43) has been President of the Holding Company since its incorporation in June, 1991, and President and a director of SCSB since 1986.

     James M. Robison (age 70) became a director and Chairman of the Board of Directors of the Holding Company at the time of the conversion and of SCSB in 1991, and has served as legal counsel to SCSB since prior to 1986. Mr. Robison is an attorney with the Shelbyville law firm of Robison & Apsley, P.A.

     Robert E. Thomas (age 72) became a Director of the Holding Company in 1995. Mr. Thomas has served as a general agent for the Franklin Life Insurance Company (Shelbyville, Indiana) since prior to 1991.


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

                                    Price Range                   Dividends
 Quarter Ended                High Bid         Low Bid            Per Share
 ---------------------------------------------------------------------------
 December 31, 1995            $18.00          $17.00                $.10
 March 31, 1996               $18.00          $17.00                $.10
 June 30, 1996                $20.00          $18.00                $.10
 September 30, 1996           $20.00          $18.00                $.10
 December 31, 1996            $20.00          $18.00                $.10
 March 31, 1997               $22.00          $21.00                $.10
 June 30, 1997                $24.00          $22.00                $.10
 September 30, 1997           $25.50          $24.00                $.10

     As of December 5, 1997, the Holding Company had 228 shareholders of record. It is currently the policy of the Holding Company's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

     Since  the  Holding   Company  has  no  independent   operations  or  other
subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of SCSB to pay dividends to the Holding Company.

     Under OTS regulations, a converted savings association may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings association is classified. SCSB is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to the Holding Company during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year. See "Regulation -- Capital Distributions Regulation" in Item 1 hereof. Prior notice of any dividend to be paid by SCSB to the Holding Company will have to be given to the OTS.

     Income of SCSB appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by SCSB on the amount of such income deemed removed from the reserves at the then-current income tax rate. At September 30, 1997, approximately $1.1 million of SCSB's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

     Unlike SCSB, generally there is no regulatory restriction on the payment of dividends by the Holding Company, subject to the determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of SCSB. Indiana law, however, would prohibit the Holding Company from paying a dividend if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

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

Item 6.       Selected Consolidated Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 3 and 4 of the Holding Company's 1997 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 6 through 13 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation.

     The OTS required each thrift institution to calculate the estimated change in the institution's net portfolio value ("NPV") assuming an instantaneous, parallel shift in the Treasure yield curve of 100 to 400 basis points whether up or down in 100 basis point increments. NPV represents the sum of future cash flows of assets discounted to present value less the sum of future cash flows of liabilities discounted to present value. The OTS permits institutions to utilize the OTS' model, which is based upon data submitted in the institution's quarterly thrift financial reports.

     In estimating the NPV of mortgage loans and mortgage-backed securities, the OTS model utilizes various price indications and prepayment rates. At September 30, 1997, these price indications varied from 70.80 to 120.86 for fixed-rate mortgages and mortgage-backed securities and varied from 88.74 to 109.03 for adjustable rate mortgages and mortgage-backed securities. Prepayment rates for September 30, 1997 ranged from a CPR of 5% to a CPR of 77%.

     The value of deposit accounts appears on both the asset and liability side of the NPV calculation of the OTS model. In estimating the value of certificates of deposit accounts, ("CDs"), retail price estimates represent the value of the liability implied by the CD and reflect the difference between the CD coupon and secondary-market CD rates. As of September 30, 1997, the retail CD price assumptions varied from 74.65 to 123.18. The retail CD intangible prices represent the value of the "customer relationship" due to the rollover of CD deposits and are an intangible asset for an institution. As of September 30, 1997, the retail CD intangible price assumptions varied from .01 to .72.

     Other deposit accounts such as transaction accounts, money market deposit accounts, statement savings accounts and non-interest bearing accounts are valued at 100% of their respective outstanding balances in all nine interest rate scenarios on the liability side of the OTS model. On the asset side of the model, intangible prices are used to reflect the value of the "customer relationship" of the various types of deposit accounts. As of September 30, 1997, the intangible prices for transaction accounts, money market deposit accounts, passbook accounts and non-interest-bearing accounts varied from (2.20) to 20.16, (.60) to 11.30, (.93) to 16.49 and 3.50 to 17.49, respectively.

         The  following  table  sets  forth  the  institution's   interest  rate
sensitivity of NPV as of September 30, 1997, (in thousands).



      Change                       Net Portfolio Value                  NPV as % of Present Value of Assets
     In Rates              $ Amount              $ Change            % Change            NPV Ratio       Change
---------------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)
      +400 bp                 317                (6,966)               (96 %)               0.39%         (761) bp
      +300 bp               2,079                (5,204)               (71 %)               2.47%         (553) bp
      +200 bp               3,901                (3,382)               (46 %)               4.51%         (349) bp
      +100 bp               5,700                (1,583)               (22 %)               6.42%         (159) bp
         0 bp               7,283                                                           8.00%
      -100 bp               8,388                 1,105                 15  %               9.05%          104 bp
      -200 bp               9,341                 2,058                 28  %               9.90%          190 bp
      -300 bp              10,655                 3,372                 46  %              11.06%          306 bp
      -400 bp              12,240                 4,957                 68  %              12.42%          442 bp

     Various strategies are in place to control SCSB's exposure to interest rate risk. SCSB's senior management personnel are primarily responsible for management of the Corporation's exposure to interest rate risk. Senior management personnel monitors the interest rate risk position to minimize its potential negative effects on SCSB's financial condition. As its primary strategy to control the potential negative effects of SCSB's market risk exposure, senior management personnel actively adjusts its interest earning asset and interest bearing liability composition and pricing.

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

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held January 22, 1998 (the
"1998 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 4 and 5 of the 1998 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 1998 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages 4 and 5 of the 1998 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List the following documents filed as part of the report:

Financial Statements                                      Annual Report Page No.

Consolidated Statements of Financial Condition
     at September 30, 1997, and 1996......................          15

Consolidated Statements of Earnings for the Years
     Ended September 30, 1997, 1996 and 1995..............          16
Consolidated Statements of Shareholders' Equity for the
     Years Ended September 30, 1997, 1996 and 1995........          17

Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1997, 1996 and 1995..............          18

Notes to Consolidated Financial Statements................          19-25

(b)  Reports on Form 8-K.

    The Registrant filed no Reports on Form 8-K for the quarter ending September 30, 1997.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page ___.

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

                                          SHELBY COUNTY BANCORP

     Date:  December 23, 1997             By:  /s/ Rodney L. Meyerholtz
                                               -------------------------------
                                               Rodney L. Meyerholtz, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of December, 1997.

     /s/ Rodney L. Meyerholtz
     -----------------------------
     Rodney L. Meyerholtz,
     President and Director
     (Principal Executive Officer)

     /s/ James M. Robison
     -----------------------------
     James M. Robison,
     Chairman of the Board

     /s/ Leonard J. Fischer
     -----------------------------
     Leonard J. Fischer,
     Vice President and Director

     /s/ Robert E. Thomas
     -----------------------------
     Robert E. Thomas, Treasurer (Principal Financial
     and Accounting Officer) and Director

     /s/ David A. Carmony
     -----------------------------
     David A. Carmony, Secretary and Director

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

         4 (1) Rights Agreement, dated as of April 17, 1995, between Registrant and Bank One, Indianapolis, NA, as Rights Agent, as incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A (Registration No. 19445).

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

         13       1997 Shareholder Annual Report.

         22 Subsidiaries of the Registrant are incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-40540).

         27       Financial Data Schedule