Form 10-Q
period 1997-12-31
SHELBY COUNTY BANCORP
filed 1998-02-13
CIK 876621

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20552

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934

              For the quarterly Period Ended December 31, 1997

                                     OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________to____________

                           Commission File Number
                                   O-19445

                            SHELBY COUNTY BANCORP

                  ----------------------------------------

           (Exact name of registrant as specified in its charter)

             Indiana                                         35-1832715
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)

     29 East Washington Street
     Shelbyville, Indiana                                       46176
-------------------------------                  -------------------------------
(Address of principal executive                              (Zip Code)
             office)

             Registrant's telephone number, including area code:
                               (317) 398-9721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X  .    No     .
                                                    -----       -----

As of February 6, 1998, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Consolidated Statements
             of Financial Condition as of
             December 31, 1997 (Unaudited)
             and September 30, 1997.                                    3

             Consolidated Statements
             of Earnings for the three
             months ended December 31, 1997
             and 1996 (Unaudited)                                       4

             Consolidated Statements of Cash Flows
             for the three months ended
             December 31, 1997 and 1996 (Unaudited)                     5

             Notes to Consolidated
             Financial Statements (Unaudited)                          6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8-10

PART II.    OTHER INFORMATION                                          11

SIGNATURE PAGE                                                         12

                     SHELBY COUNTY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                                 December 31,          September 30,
                                                                    1997                   1997
                                                                    ----                   ----
            ASSETS
Cash                                                            $    846,268              663,335
Interest-bearing Deposits                                          4,821,320            1,772,848
Investment Securities Available
    for Sale                                                       8,177,547            7,886,663
Investment Securities Held to
    Maturity (market value: $782,948
    and $806,995)                                                    770,023              808,817
Loans Receivable, Net                                             79,590,610           76,524,167
Accrued Interest Receivable on
    Investment Securities                                            150,959              133,053
Stock of FHLB of Indianapolis                                        920,200              920,200
Premises and Equipment                                             1,760,063            1,774,961
Real Estate Owned                                                     36,727               36,727
Prepaid Expenses and Other Assets                                    147,265               88,607
                                                                  ----------               ------

TOTAL ASSETS                                                    $ 97,220,982           90,609,378
                                                                ------------           ----------

            LIABILITIES AND SHAREHOLDERS'
            EQUITY
Liabilities:
    Deposits                                                    $ 70,783,787           64,633,384
    FHLB Advance & Other Borrowings                               18,054,180           18,057,629
    Accrued Interest on Deposits                                     129,408              126,484
    Income Taxes Payable                                             184,217               70,789
    Deferred Income Taxes                                            443,653              333,912
    Accrued Expenses and Other
          Liabilities                                                137,685              215,858
                                                                     -------             --------

            TOTAL LIABILITIES                                   $ 89,732,930           83,438,056
                                                                ------------           ----------

SHAREHOLDERS' EQUITY:
    Common Stock, without par value:
     Shares authorized of 5,000,000;
     Shares issued and outstanding of 175,950                    $ 1,358,123            1,358,123
    Retained earnings-substantially restricted                     5,339,650            5,187,531
    Unrealized Appreciation on
     Investment Securities Available
     for Sale                                                        790,279              625,668
                                                                     -------              -------
         TOTAL SHAREHOLDERS' EQUITY                               $7,488,052            7,171,322
                                                                  ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                                    $97,220,982           90,609,378
                                                                 -----------          -----------

See accompanying notes to consolidated financial statements.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                              1997          1996
                                                                                             -------       -------
Interest Income:
   Loans Receivable                                                                       $1,672,604      1,439,242

   Mortgage-Backed Securities                                                                 48,129         70,479
   Interest-Bearing Deposits                                                                  62,288         21,687
   Investment Securities                                                                      65,442         58,876

   Dividends from FHLB                                                                        18,555         12,336
                                                                                              ------        -------

       Total Interest Income                                                               1,867,018      1,602,520
                                                                                           ---------      ---------

Interest Expense on FHLB Advances                                                            268,421        145,602
Interest Expense on Deposits & Loans                                                         848,616        758,008
                                                                                             -------        -------


       Total Interest Expense                                                              1,117,037        903,610
                                                                                           ---------        -------
       Net Interest Income                                                                   749,981        698,910

Provision for Loan Losses                                                                     30,000         23,000
                                                                                              ------         ------

       Net Interest Income After
           Provision for Loan Losses                                                         719,981        675,910
                                                                                             -------        -------

Non-Interest Income:
   Service Charges and Fees                                                                   63,074         59,740
   Other                                                                                      37,675         25,114
                                                                                              ------         ------

       Total Non-Interest Income                                                             100,749         84,854
                                                                                             -------         ------

Non-Interest Expense:
   Salaries and Employee Benefits                                                            240,757        243,789
   Premises and Equipment                                                                     62,985         65,217
   Federal Deposit Insurance                                                                  22,019         26,270
   Data Processing                                                                            74,641         60,504
   Advertising                                                                                24,350         35,298
   Bank Fees and Charges                                                                      13,324         22,764
   Other                                                                                      95,279         90,992
                                                                                             -------        -------
       Total Non-Interest Expense                                                            533,355        544,834
                                                                                             -------        -------

       Earnings Before Income Taxes                                                          287,375        215,930
Income Taxes                                                                                 113,262         87,002
                                                                                             -------         ------

       NET EARNINGS                                                                          174,113        128,928
                                                                                             -------        -------

BASIC EARNINGS PER SHARE                                                                        $.99           $.73
DILUTIVE EARNINGS PER SHARE                                                                     $.96           $.72

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                             1997          1996
                                                                            -------       -------
Cash Flows From Operating Activities:
  Net Earnings                                                            $174,113       128,928
  Adjustments to Reconcile Net Earnings
     To Net Cash Provided By Operating
     Activities:
        Depreciation and Amortization                                       42,443        37,904
        Net Deferred Loan Origination Fees                                  12,967         6,446
        Provision For Loan Losses                                           30,000        23,000
        Gain on Sale of Securities AFS                                      10,240          (258)
        Change in Accrued Int. Rec.                                        (17,906)       14,333
        Change in Other Assets                                             (58,658)          251
        Change in Other Liabilities                                         38,179      (293,448)
                                                                            --------------------

  Net Cash Provided by (Used) Operating Act.                               231,378       (82,844)

Cash Flows From Investing Activities:
  Loans Funded Net of Collections                                       (3,109,410)   (3,085,872)
  Principal Collected on Investment Sec.                                    92,741       242,115
  Investment in FHLB Stock                                                    -0-       (104,900)
  Purchase of Premises and Equipment                                       (17,610)      (31,981)
  Disposals of Premises and Equipment                                         -0-         16,154
  Proceeds From Sale of Securities AFS                                   1,108,916       187,136
  Net Investment in Mtg. Backed Sec. & Inv.                             (1,199,570)     (451,267)
                                                                        -------------------------

  Net Cash Used in Invest. Act.                                         (3,124,933)   (3,228,615)
                                                                        ------------------------

Cash Flows from Financing Activities:
  FHLB Advances                                                               -0-      4,500,000
  Dividends Paid                                                           (21,994)      (17,595)
  Net Change in Deposits                                                 6,150,403      (998,249)
  Repayment of FHLB Advance & Other Borrowings                              (3,449)       (3,359)
                                                                           ----------------------
  Net Cash Provided by Financing
     Activities                                                          6,124,960     3,480,797
                                                                         -----------------------
Net Increase in Cash and Cash Equivalents                                3,231,405       169,338
                                                                         ------------------------
Cash and Cash Equivalents at Beginning of Period                         2,436,183     4,923,276
                                                                         -----------------------
Cash and Cash Equivalents at End of Period                              $5,667,588     5,092,614
                                                                        ------------------------

Supplemental Cash Flow Information:
  Interest Paid                                                        $   843,165       881,822
                                                                       -------------------------

  Income Taxes Paid                                                    $   111,156       100,000
                                                                       -------------------------

See accompanying notes to consolidated financial statements.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FIANCIAL STATEMENTS
                                 (Unaudited)

Note 1   Basis of Presentation

The consolidated financial statements include the accounts of Shelby County Bancorp (the "Corporation") and its subsidiary Shelby County Savings Bank, FSB (the "Bank"). A summary of significant accounting policies is set forth in
Note 1 of Notes to Consolidated Financial Statements included in the September 30, 1997 Annual Report to Shareholders.

The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The consolidated interim financial statements at December 31, 1997 and for the three months ended December 31, 1997 and 1996 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2   Earnings per Share

Shelby County Bancorp has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, which requires the presentation of basic and dilutive earnings per share. Accordingly, these amounts appear on the financial statements in this Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the basic EPS computations was 175,950 for the three months ended December 31, 1997 and 1996. The weighted average number of shares for use in the dilutive EPS computations was 181,282 and 179,605 for the three months ended December 31, 1997 and 1996, respectively.

Note 3   Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of December 31, 1997. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Options for 3,450 shares at an option price of $20 per share have also been granted under the plan. Through December 31, 1997, 3,450 options have been exercised, leaving 13,800 unexercised options.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 4   Dividends

On December 15, 1997, the Board of Directors declared a quarterly cash dividend of $.125 per share. The dividend was paid January 13, 1998 to shareholders of record as of December 30, 1997.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

(a)  Financial Condition:

     Total assets at December 31, 1997, were $97,221,000, an increase of $6,612,000 from total assets of $90,609,000 at September 30, 1997. The most significant increases in assets were in net loans receivable and interest bearing deposits. Total net loans receivable increased from $76,524,000 at September 30, 1997 to $79,591,000 at December 31, 1997. Interest bearing deposits increased from $1,773,000 at September 30, 1997 to $4,821,000 at December 31, 1997. Mortgage loans increased from $61,634,000 at September 30, 1997 to $64,320,000 at December 31, 1997. Consumer loans increased from $14,732,000 at September 30, 1997 to $15,094,000 at December 31, 1997. The
increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $6,585,000 in mortgage and consumer lending.

     Total deposits at September 30, 1997 of $64,633,000 increased to $70,784,000 at December 31, 1997. This increase in deposits is primarily due to an increase in certificates of deposit and checking accounts.

     Non-performing assets increased from $404,000 at September 30, 1997 to $534,000 at December 31, 1997. It is management's opinion that the bank's allowance for possible loan losses is adequate to absorb any anticipated future losses from loan at December 31, 1997.

(b)  Results of Operations:

     During the three month period ended December 31, 1997, net earnings increased to $174,000 (basic EPS of $.99 per share) compared to net earnings of $129,000 (basic EPS of $.73 per share) during the three month period ended December 31, 1996. The increase in earnings is primarily the result of an increase in interest income on loans receivable in excess of the increase in interest expense.

     Net interest income was $720,000, after provision for loan losses, for the three months ended December 31, 1997, compared to $676,000 for the three months ended December 31, 1996. The interest rate margin for the three months ended December 31, 1997 was 3.09%, compared to 3.36% for the same period one year ago.

     Interest income increased from $1,603,000 for the three months ended December 31, 1996 to $1,867,000 for the three months ended December 31, 1997. Interest expense for the three month period ended December 31, 1997 was $1,117,000 compared to $904,000 for the three months ended December 31, 1996. This increase is primarily attributed to the increase in deposit accounts.

     Total non-interest income was $101,000 for the three months ended December 31, 1997, compared to $85,000 for the same period in 1996.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

     Non-interest expense totaled $533,000 for the quarter ended December 31, 1997 compared to $545,000 for the same period in the prior year. The primary decrease in non-interest expense relates to cost cutting measures in most expense categories.

(c)  Capital Resources and Liquidity

     The Corporation is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

     Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At December 31, 1997, the Bank satisfied its capital requirements.

     The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1997 based on capital regulations currently in effect for savings institutions.


                                    Tangible        Core           Risk-based
                                     Capital       Capital           Capital
                                    --------       -------         ----------
Regulatory Capital                  $5,790,000     $5,790,000      $6,212,000
Minimum Capital Requirement          1,422,000      2,844,000       5,255,000
                                    --------       -------         ----------
Excess Capital                      $4,368,000     $2,946,000      $  957,000

Regulatory Capital Ratio                  6.02%          6.02%           9.46%
Required Capital Ratio                    1.50%          3.00%           8.00%

     Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $1,365,000 in loan commitments as of December 31, 1997. The Bank maintains liquidity of at least 4% of net withdrawable assets. At December 31, 1997, its regulatory liquidity ratio was 11.46%.

     A Year 2000 Committee has been established by the Corporation consisting of officers and employees of the Corporation to address problems which could arise from the forthcoming Year 2000 rollover. The Committee is charged with providing regular reports to the Board of Directors detailing progress in this area. Based on progress by the Committee to date, it is not anticipated that the Year 2000 rollover will present material financial or operational burdens for the Corporation.

                     SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

     There are no other known trends, events, or uncertainties, including current recommendations by regulatory authorities, that should have, or that are reasonably likely to have a material effect on the liquidity, capital resources, or operations of Shelby County Bancorp.

     II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of the preceding fiscal year in the Corporation's Annual Report on Form 10-K.

     Item 5.  Other Information

              On February 5, 1998, Shelby County Bancorp and Blue River Bancshares, Inc. jointly announced the signing of an Agreement of and Affiliation of Merger into Blue River Bancshares, Inc. The press release issued February 5, 1998, concerning the merger is incorporated herein by reference and is attached hereto as Exhibit (99).


     Item 6.  Exhibits and Reports on Form 8-K

              a)   Not applicable

              b) Reports on 8-K--There were no reports on Form 8-K filed during the three months ended
                   December 31, 1997.

              c) Exhibit 2--Agreement of and Affiliation and Merger, dated February 5, 1998, by and among Shelby County Bancorp, Blue River Bancshares, Inc., and Shelby County Savings Bank, FSB.

              d)   Exhibit 27--Financial Data Schedule

              e)   Exhibit 99--Press Release dated February 5, 1998

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed and its behalf by the undersigned thereunto duly authorized.



                                                 SHELBY COUNTY BANCORP


Date:  February 6, 1998                     By  /s/ Rodney L. Meyerholtz
                                               -------------------------
                                                Rodney L. Meyerholtz
                                                President



Date:  February 6, 1998                     By  /s/ Jack D. Disser
                                              --------------------
                                                Jack D. Disser
                                                Treasurer