Form 10-Q
period 1998-03-31
SHELBY COUNTY BANCORP
filed 1998-05-15
CIK 876621

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20552

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934

                For the quarterly Period Ended March 31, 1998

                                     OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________to____________

                           Commission File Number
                                   O-19445

                            SHELBY COUNTY BANCORP
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Indiana                                         35-1832715
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)

  29 East Washington Street
     Shelbyville, Indiana                                    46176
-------------------------------                            ----------
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

                         Yes    X  .      No       .
                             ------          ------
As of May 6, 1998, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

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

     Item 1.  Financial Statements

              Consolidated Statements
              of Financial Condition as of
              March 31, 1998 (Unaudited)
              and September 30, 1997.                                     3

              Consolidated Statements
              of Earnings for the three
              months ended March 31, 1998
              and 1997 (Unaudited)                                        4

              Consolidated Statements of
              Earnings for the six months
              ended March 31, 1998 and
              1997 (Unaudited)                                            5

              Consolidated Statements of Cash Flows
              for the six months ended
              March 31, 1998 and 1997 (Unaudited)                         6

              Notes to Consolidated
              Financial Statements (Unaudited)                          7-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9-14

PART II. OTHER INFORMATION                                               15

SIGNATURE PAGE                                                           16

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                  March 31,       September 30,
                                                    1998              1997
                                                    ----              ----
     ASSETS

Cash                                            $   730,019           663,335
Interest-bearing Deposits                             9,407         1,772,848
Investment Securities Available for Sale          8,089,139         7,886,663
Investment Securities Held to
  Maturity (market value: $761,275
  and $806,995)                                     745,085           808,817
Loans Receivable, Net                            85,686,861        76,524,167
Accrued Interest Receivable on
  Investment Securities                             105,929           133,053
Stock of FHLB of Indianapolis                       998,900           920,200
Income Taxes Receivable                             132,822               -0-
Premises and Equipment                            1,749,559         1,774,961
Real Estate Owned                                    36,727            36,727
Prepaid Expenses and Other Assets                   180,271            88,607
                                                -----------        ----------
TOTAL ASSETS                                    $98,464,719        90,609,378
                                                -----------        ----------

     LIABILITIES AND SHAREHOLDERS'
     EQUITY
Liabilities:
  Deposits                                      $70,533,461        64,633,384
  FHLB Advance & Other Borrowings                19,625,790        18,057,629
  Accrued Interest on Deposits                      127,294           126,484
  Income Taxes Payable                                  -0-            70,789
  Deferred Income Taxes                             478,617           333,912
  Accrued Expenses and Other
    Liabilities                                     353,252           215,858
                                                -----------        ----------
       TOTAL LIABILITIES                        $91,118,414        83,438,056
                                                -----------        ----------

SHAREHOLDERS' EQUITY:
  Common Stock, without par value:
    Shares authorized of 5,000,000;
    Shares issued and outstanding of 175,950    $ 1,358,123         1,358,123
  Retained earnings-substantially restricted      5,145,456         5,187,531
  Unrealized Appreciation on
    Investment Securities Available for Sale        842,726           625,668
                                                -----------        ----------
       TOTAL SHAREHOLDERS' EQUITY               $ 7,346,305         7,171,322
                                                -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $98,464,719        90,609,378
                                                -----------        ----------

See accompanying notes to consolidated financial statements.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                    1998              1997
                                                    ----              ----
Interest Income:
  Loans Receivable                              $ 1,709,583         1,483,667
  Mortgage-Backed Securities                         31,689            65,019
  Interest-Bearing Deposits                          35,022            46,069
  Investment Securities                              78,186            58,936
  Dividends from FHLB                                18,152            14,033
                                                -----------        ----------
    Total Interest Income                         1,872,632         1,667,724
                                                -----------        ----------
Interest Expense on FHLB Advances                   251,785           243,091
Interest Expense on Deposits & Loans                849,635           766,848
                                                -----------        ----------
    Total Interest Expense                        1,101,420         1,009,939
                                                -----------        ----------
    Net Interest Income                             771,212           657,785

Provision for Loan Losses                           405,000            27,000
                                                -----------        ----------
    Net Interest Income After
      Provision for Loan Losses                     366,212           630,785
                                                -----------        ----------
Non-Interest Income:
  Service Charges and Fees                           60,546            59,601
  Other                                              57,591            23,254
                                                -----------        ----------
    Total Non-Interest Income                       118,137            82,855
                                                -----------        ----------

Non-Interest Expense:
  Salaries and Employee Benefits                    240,461           244,340
  Premises and Equipment                             63,551            64,958
  Federal Deposit Insurance                          33,392             8,944
  Data Processing                                    69,141            61,457
  Advertising                                        27,114            25,566
  Bank Fees and Charges                              12,576            23,029
  Other                                             322,353            99,471
                                                -----------        ----------
    Total Non-Interest Expense                      768,588           527,765
                                                -----------        ----------

    Earnings Before Income Taxes                   (284,239)          185,875
Income Taxes                                       (112,039)           65,843
                                                -----------        ----------
    NET EARNINGS                                   (172,200)          120,032
                                                -----------        ----------

BASIC EARNINGS PER SHARE                              $(.98)             $.68
DILUTIVE EARNINGS PER SHARE                           $(.98)             $.67

See accompanying notes to consolidated financial statements.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                -----------------------------
                                                    1998              1997
                                                    ----              ----
Interest Income:
  Loans Receivable                              $ 3,382,187       $ 2,922,909
  Mortgage-Backed Securities                         79,818           135,498
  Interest-Bearing Deposits                          97,310            67,756
  Investment Securities                             143,628           117,812
  Dividends from FHLB                                36,707            26,269
                                                -----------       -----------
    Total Interest Income                         3,739,650         3,270,244
                                                -----------       -----------
Interest Expense on FHLB Advances                   520,206           388,693
Interest Expense on Deposits & Loans              1,698,251         1,524,856
                                                -----------       -----------
    Total Interest Expense                        2,218,457         1,913,549
                                                -----------       -----------
    Net Interest Income                           1,521,193         1,356,695

Provision for Loan Losses                           435,000            50,000
                                                -----------       -----------
    Net Interest Income After
      Provision for Loan Losses                   1,086,193         1,306,695
                                                -----------       -----------
Non-Interest Income:
  Service Charges and Fees                          123,620           119,341
  Other                                              95,266            48,368
                                                -----------       -----------
    Total Non-Interest Income                       218,886           167,709
                                                -----------       -----------
Non-Interest Expense:
  Salaries and Employee Benefits                    481,218           488,129
  Premises and Equipment                            126,536           130,175
  Federal Deposit Insurance                          55,411            35,214
  Data Processing                                   143,782           121,961
  Advertising                                        51,464            60,864
  Bank Fees and Charges                              25,900            45,793
  Other                                             417,632           190,463
    Total Non-Interest Expense                    1,301,943         1,072,599
                                                -----------       -----------

    Earnings Before Income Taxes                      3,136           401,805
Income Taxes                                          1,223           152,845
                                                -----------       -----------
    NET EARNINGS                                      1,913           248,960
                                                -----------       -----------

BASIC EARNINGS PER SHARE                        $       .01       $      1.41
DILUTIVE EARNINGS PER SHARE                     $       .01       $      1.39

See accompanying notes to consolidated financial statements.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                -----------------------------
                                                    1998              1997
                                                    ----              ----
Cash Flows From Operating Activities:
  Net Earnings                                  $     1,913           248,960
  Adjustments to Reconcile Net Earnings
    To Net Cash Provided By Operating
    Activities:
      Depreciation and Amortization                  81,765            78,467
      Net Deferred Loan Origination Fees             (1,032)            7,214
      Provision For Loan Losses                     318,341            50,000
      Gain on Sale of Securities AFS                 23,809             4,156
      Change in Accrued Int. Rec.                    27,124            (2,057)
      Change in Other Assets                       (295,275)          (19,613)
      Change in Other Liabilities                   138,205)         (300,199)
                                                -----------       -----------
  Net Cash Provided by (Used) Operating Act.        294,850            66,928

Cash Flows From Investing Activities:
  Loans Funded Net of Collections                (9,480,003)       (4,314,871)
  Principal Collected on Investment Sec.             61,163           138,114
  Principal Collected on AFS Securities             146,310           304,522
  Investment in FHLB Stock                          (78,700)         (104,900)
  Purchase of Premises and Equipment                (40,520)          (31,981)
  Disposals of Premises and Equipment                   -0-            21,154
  Proceeds From Sale of Securities AFS            4,489,399           901,158
  Net Investment in Mtg. Backed Sec. & Inv.      (4,513,505)       (1,123,663)
                                                -----------       -----------
  Net Cash Used in Invest. Act.                  (9,415,856)       (4,210,467)
                                                -----------       -----------

Cash Flows from Financing Activities:
  FHLB Advances                                   1,575,000         4,500,000
  Dividends Paid                                    (43,988)          (35,178)
  Net Change in Deposits                          5,900,077           567,357
  Repayment of FHLB Advance & Other Borrowings       (6,840)              -0-
                                                -----------       -----------
  Net Cash Provided by Financing
    Activities                                    7,424,249         5,032,179
                                                -----------       -----------
Net Decrease in Cash and Cash Equivalents        (1,696,757)          888,640
                                                -----------       -----------
Cash and Cash Equivalents at Beginning of Period  2,436,183         4,923,276
                                                -----------       -----------
Cash and Cash Equivalents at End of Period      $   739,426         5,811,916
                                                -----------       -----------

Supplemental Cash Flow Information:
  Interest Paid                                 $ 1,682,362         1,536,393
                                                -----------       -----------
  Income Taxes Paid                             $   190,000           100,000
                                                -----------       -----------

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

The consolidated interim financial statements at March 31, 1998 and for the three months and six months ended March 31, 1998 and 1997 have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2   Proposed Acquisition of Shelby County Bancorp

On February 5, 1998, Shelby County Bancorp and Blue River Bancshares , Inc. entered into an Agreement of Affiliation and Merger into Blue River Bancshares, Inc. as amended and restated on March 12, 1998. Under ther terms of the Merger Agreement, each outstanding share of common stock of the Corporation will be converted into the right to receive $58 from Blue River Bancshares, Inc. The merger will be accounted for as a purchase.

Note 3   Earnings per Share

Shelby County Bancorp has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, which requires the presentation of basic and dilutive earnings per share. Accordingly, these amounts appear on the financial statements in this Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the basic EPS computations was 175,950 for the three months ended March 31, 1998 and 1997. The weighted average number of shares for use in the dilutive EPS computations was 181,282 and 179,605 for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of shares outstanding for use in the basic EPS computations was 175,950 for the six months ended March 31, 1998 and 1997. The weighted average number of shares for use in the dilutive EPS computations was 181,282 and 179,605 for the six months ended March 31, 1998 and 1997, respectively.

Note 3   Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors at an option price of $10 per share. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of March 31, 1998. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Options for 3,450 shares at an option price of $20 per share have also been granted under the plan. Through March 31, 1998, 3,450 options

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
                NOTES TO CONSOLIS\DATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 4   Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shres of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of March 31, 1998. Options for 1,725 shars at an option price of $18 per share have also been granted under the plan. Through March 31, 1998, 3,450 option have been exercised, leaving 13,800 unexercised options.

Note 5   Dividends

On March 16, 1998, the Board of Directors declared a quarterly cash dividend of $.125 per share. The dividend was paid April 13, 1998 to shareholders of record as of March 30, 1998.


Note 6   Subsequent Events

On May 6, 1998, the Office of Thrift Supervision advised the Bank that, until certain corrective actions are undertaken, the Bank should cease all commercial real estate and commmercial lending. In light of the pending acquisition of the Bank by Blue River Bancshares, Inc. (which currently is expected to close in June, although there can be no guarantee that the transaction will close then or at a later date), the Board of Directors of the Bank has determined to cease all such lending while the transaction is pending. Management does not expect that ceasing to make such loans during that interim period will have a material adverse effect on the net earnings of the Bank.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

     Certain statements throughout this section regarding the Corporation's and the Bank's financial position, business strategy and plans and objectives of management for future operations are forward-looking statements rather than historical or current facts. When used in this section, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Corporation and the Bank or their respective managements, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the management of the Corporation and the Bank as well as assumptions made by and information currently available to the management of the Corporation and the Bank. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions, including, but not limited to, changes in interest rates, loss of deposits and loans to other savings and financial institutions, substantial changes in financial markets, substantial changes in real estate values and the real estate market and unanticipated results in pending legal proceedings. Such statements reflect the current view of the Corporation and the Bank with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operation, growth strategy and liquidity of the Corporation and the Bank.


(a)  Financial Condition:

     Total assets at March 31, 1998, were $98,465,000, an increase of $7,856,000 from total assets of $90,609,000 at September 30, 1997. The most significant increases in assets were in net loans receivable and interest bearing deposits. Total net loans receivable increased from $76,524,000 at September 30, 1997 to $85,687,000 at March 31, 1998. Interest bearing deposits decreased from $1,773,000 at September 30, 1997 to $9,000 at March 31, 1998. Mortgage loans increased from $61,634,000 at September 30, 1997 to $69,295,000 at March 31, 1998. Consumer loans increased from $14,732,000 at September 30, 1997 to $16,570,000 at March 31, 1998. The increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $8,143,000 in mortgage and consumer lending.


                                           March 31, 1998    September 30, 1997
                                           --------------    ------------------
Domestic:
  Commercial, Financial, Agricultural       $  4,488,708        $  3,946,964
  Real Estate-Construction                     1,148,161           1,054,522
  Real Estate-Mortgage                        72,600,089          64,226,781
  Installment Loans to Individuals             7,449,903           7,295,900
                                            ------------        ------------
    TOTAL                                   $ 85,686,861        $ 76,524,167

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

     Total deposits at September 30, 1997 of $64,633,000 increased to $70,497,000 at March 31, 1998. This increase in deposits is primarily due to an increase in certificates of deposit and checking accounts.


                                           March 31, 1998    September 30, 1997
                                           --------------    ------------------
     Non-Accrual Loans                      $    672,572        $    416,601
     Real Estate Owned-net                        36,727              36,727
     Troubled Debt Restructurings                    -0-                 -0-

       Total Non-Performing Loans           $    709,299        $    454,328

Non-Performing Loans to Total Assets                  72%                .50%

SCSB generally places loans on a nonaccrual status when the loans become contractually past due 90 days or more. At September 30, 1997, all $416,601 of nonaccrual loans were residential loans. For the year ended September 30, 1997, the income that would have been recorded had the non-accrual loans not been in a non-performing status was approximately $31,359, compared to actual income recorded of $20,667. At March 31, 1998, all 672,572 of nonaccrual loans were residential loans. For the period ended March 31, 1998, the income that would have been recorded had the non-accrual loans not been in a non-performing status was approximately $26,478, compared to actual income recorded of $15,298.

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                         For the Six Months
                                                Ended          For Year Ended
                                           March 31, 1998    September 30, 1997
                                         ------------------  ------------------
Balance of allowance at beginning
  of period                                 $    391,677        $    325,900

Add:
  Provision for loan losses                      435,000             104,000
  Recoveries of loans previously charged off       4,462               1,146
Less gross charge-offs:
  Residential real estate loans                      -0-                 -0-
  Consumer loans                                     -0-              39,369

  Gross charge-offs                                  -0-              39,369

Balance of allowance at end of period       $    831,139             391,677

Net charge-offs to total average loans
  outstanding                                        -0-                 .05%

Allowance at end of period to total
     average loans outstanding                      1.02%                .54%



     In connection with an ongoing Office of Thrift Supervision safety and soundness examination, the OTS has requested the Bank increase its allowance for loan losses as of March 31, 1998. (The OTS has not, however, yet quoted a recommended amount of loan loss reserves.) While management notes that none of the commercial real estate or commercial loans are non-performing at this time, that type or lending has increased over the last two years. Accordingly, the Bank's lending risks have increased because commercial real estate and commercial loans are generally believed to more risky than other types of lending such as residential mortgage lending. Therefore, the Bank has increased its provision for loan losses of $50,000 for the six months ended March 31, 1997 to $310,000 for the six months ended March 31, 1998.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


(b)  Results of Operations:

     During the three month period ended March 31, 1998, net earnings decreased to $(172,000) (basic EPS of $(.98) per share) compared to net earnings of $120,000 (basic EPS of $.68 per share) during the three month period ended March 31, 1997. The decrease in earnings is primarily the result of an increase in the provision loan losses of $378,000 for the three months ended March 31, 1998.

     Net interest income was $491,000, after provision for loan losses, for the three months ended March 31, 1998, compared to $631,000 for the three months ended March 31, 1997. The interest rate margin for the three months ended March 31, 1998 was 3.16%, compared to 3.16% for the same period one year ago.

     Interest income increased from $1,668,000 for the three months ended March 31, 1997 to $1,873,000 for the three months ended March 31, 1998. Interest expense for the three month period ended March 31, 1998 was $1,101,000 compared to $1,010,000 for the three months ended March 31, 1997. This increase is primarily attributed to the increase in deposit accounts.

     Total non-interest income was $118,000 for the three months ended March 31, 1998, compared to $83,000 for the same period in 1997.

     Non-interest expense totaled $623,000 for the quarter ended March 31, 1998 compared to $528,000 for the same period in the prior year. The primary increase in non-interest expense relates to the costs incurred in connection with the proposed acquisition of the company.

     During the six period ended March 31, 1998, net earnings decreased to $175,000 (basic EPS of $.01 per share) compared to net earnings of $249,000 (basic EPS of $1.41 per share) during the six month period ended March 31, 1997. The decrease in earnings is primarily the result of an increase in loan loss reserves of $385,000 for the six months ended March 31, 1998.

     Net interest income was $1,461,000, after provision for loan losses, for the six months ended March 31, 1998, compared to $1,307,000 for the six months ended March 31, 1997. The interest rate margin for the six months ended March 31,1998 was 3.12%, compared to 3.20% for the same period one year ago.

     Interest income increased from $3,270,000 for the six months ended March 31, 1997 to $3,740,000 for the six months ended March 31, 1998. Interest expense for the six month period ended March 31, 1998 was $2,218,000 compared to $1,914,000 for the six months ended March 31, 1997. This increase is primarily attributed to the increase in deposit accounts.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

     Total non-interest income was $219,000 for the six months ended March 31, 1998, compared to $168,000 for the same period in 1997.

     Non-interest expense totaled $1,156,000 for the six months ended March 31, 1998 compared to $1,073,000 for the same period in the prior year. The primary increase in non-interest expense relates to the costs incurred in connection with the proposed acquisition of the company.

(c)  Capital Resources and Liquidity

     The Corporation is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

     Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 1998, the Bank satisfied its capital requirements.

     The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1998 based on capital regulations currently in effect for savings institutions.

                                 Tangible            Core            Risk-based
                                  Capital           Capital            Capital
                                -----------       -----------       -----------
Regulatory Capital              $ 5,671,000       $ 5,671,000       $ 6,385,000
Minimum Capital Requirement       1,464,000         3,849,000         5,775,000
                                -----------       -----------       -----------
Excess Capital                  $ 4,207,000       $ 1,822,000       $   610,000

Regulatory Capital Ratio               5.91%             5.91%             8.89%
Required Capital Ratio                 1.50%             3.00%             8.00%

     Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $3,205,000 in loan commitments as of March 31, 1998. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 1998, its regulatory liquidity ratio was 6.07%.

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

     On May 6, 1998, the Office of Thrift Supervision advised the Bank that, until certain corrective actions are undertaken, the Bank should cease all commercial real estate and commercial lending. In light of the pending acquisition of the Bank by Blue River Bancshares, Inc. (which currently is expected to close in June, although there can be no guarantee that the transaction will close then or at a later date), the Board of Directors of the Bank has determined to cease all such lending while the transaction is pending. Management does not expect that ceasing to make such loans during that interim period will have a material adverse effect on the net earnings of the Bank.

     During the last several years, certain environmental monitoring and remediation has occurred at the Bank's St. Paul branch location and an adjoining property (which adjoining property was transferred to an unrelated third party in 1995). At the conclusion of those environmental efforts, it was determined that no further environmental remediation was necessary at that time. Since then, the Indiana Department of Environmental Management ("IDEM") has initiated Indiana's Voluntary Remediation Program (the "VRP"). Pursuant to the VRP, a parcel of real property may be "submitted" and, after successful completion of testing and monitoring by the applicant and review by IDEM, the Indiana Governor's office will issue a Certificate of Completion and a Covenant Not to Sue. In connection with the proposed acquisition of the Bank and at the request of Blue River Bancshares, Inc., the Bank agreed in April to begin the process to submit the St. Paul branch location into the VRP. Accordingly, the Bank engaged an environmental consultant to assist.

     As mentioned above, when deciding to begin the process, management of the Bank, based upon prior environmental reports and remediation efforts, believed that the environmental consultant would only need to undertake monitoring (and not any remediation) in connection with the VRP. However, after undertaking preliminary testing, the consultant informed the Bank that remediation would be necessary to remove certain liquid phase hydrocarbons (i.e., petroleum-based liquids). Accordingly, management asked the consultant to propose what remediation would be necessary and to estimate the expected cost. The consultant did so on May 14, 1998, and estimated the remediation and costs associated with the VRP to be $145,780. The Bank has reserved that amount in its income statement for the periods ending March 31, 1998. (See the unaudited Consolidated Statements of Earnings for the three and six months ended March 31, 1998 at the line-item "Non-Interest Expense - Other".)

     Please be advised, however, that the Bank is reviewing the proposal (and consulting with Blue River Bancshares, Inc.), and the proposal may be revised. If so revised, the estimated remediation expenses may increase. (If this occurs, management of the Bank may decide to increase the reserved amount, depending upon the magnitude of the change, when the costs are expected to be incurred, etc.) Also, please be advised that the environmental consultant has only provided an estimate, and the actual total costs may be different. In addition, certain costs which may be incurred may not be estimated in the proposal. However, at this time management does not believe material additional expenditures in connection with this matter will be necessary during the foreseeable future. Please also be advised that the Bank's actions are voluntary, and have not been required by any governmental agency or body. (Accordingly, the Bank reserves the right not to proceed with the VRP as to the St. Paul branch property, although management intents to so proceed at this time.) Except for the VRP, no administrative, legal, or other proceeding is pending in connection with this matter and, to the knowledge of management, none is threatened.

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


     Item 6. Exhibits and Reports on Form 8-K

             a)   Not applicable

             b) Report on 8-K--Dated March 16, 1998, Whereby the Corporation filed the Amended and Restated Agreement of Affiliation and Merger, dated March 12, 1998 by and among Shelby County Bancorp, Blue River Bancshares, Inc. and Shelby County Savings Bank, FSB.

             c)   Exhibit 27--Financial Data Schedule

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed and its behalf by the undersigned thereunto duly authorized.



                                              SHELBY COUNTY BANCORP


Date: May 14, 1998                          By  /s/  Rodney L. Meyerholtz
                                                -------------------------
                                                Rodney L. Meyerholtz
                                                President



Date: May 14, 1998                          By  /s/  Jack D. Disser
                                                -------------------------
                                                Jack D. Disser
                                                Treasurer