Form 10-Q/A
period 1998-03-31
SHELBY COUNTY BANCORP
filed 1998-06-17
CIK 876621

                                 FORM 10-Q/A

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

                         Yes    X  .      No       .
                             ------          ------
As of June 15, 1998, there were 175,950 shares of the Registrant's Common Stock issued and outstanding.

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

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                  March 31,       September 30,
                                                    1998              1997
                                                    ----              ----
     ASSETS

Cash                                            $   730,019           663,335
Interest-bearing Deposits                             9,407         1,772,848
Investment Securities Available for Sale          8,089,139         7,886,663
Investment Securities Held to
  Maturity (market value: $761,275
  and $806,995)                                     745,085           808,817
Loans Receivable, Net                            85,133,188        76,037,920
Accrued Interest Receivable on
  Investment Securities                             105,929           133,053
Stock of FHLB of Indianapolis                       998,900           920,200
Accrued Interest Receivable on Loans                553,673           486,247
Premises and Equipment                            1,749,559         1,774,961
Real Estate Owned                                    36,727            36,727
Prepaid Expenses and Other Assets                   313,093            88,607
                                                -----------        ----------
TOTAL ASSETS                                    $98,464,719        90,609,378
                                                -----------        ----------

     LIABILITIES AND SHAREHOLDERS'
     EQUITY
Liabilities:
  Deposits                                      $70,533,461        64,633,384
  FHLB Advance & Other Borrowings                19,625,790        18,057,629
  Accrued Interest on Deposits                      127,294           126,484
  Income Taxes Payable                                  -0-            70,789
  Deferred Income Taxes                             478,617           333,912
  Accrued Expenses and Other
    Liabilities                                     353,252           215,858
                                                -----------        ----------
       TOTAL LIABILITIES                        $91,118,414        83,438,056
                                                -----------        ----------

SHAREHOLDERS' EQUITY:
  Common Stock, without par value:
    Shares authorized of 5,000,000;
    Shares issued and outstanding of 175,950    $ 1,358,123         1,358,123
  Retained earnings-substantially restricted      5,145,456         5,187,531
  Unrealized Appreciation on
    Investment Securities Available for Sale        842,726           625,668
                                                -----------        ----------
       TOTAL SHAREHOLDERS' EQUITY               $ 7,346,305         7,171,322
                                                -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $98,464,719        90,609,378
                                                -----------        ----------

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

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                -----------------------------
                                                    1998              1997
                                                    ----              ----
Interest Income:
  Loans Receivable                              $ 3,382,187       $ 2,922,909
  Mortgage-Backed Securities                         79,818           135,498
  Interest-Bearing Deposits                          97,310            67,756
  Investment Securities                             143,628           117,812
  Dividends from FHLB                                36,707            26,269
                                                -----------       -----------
    Total Interest Income                         3,739,650         3,270,244
                                                -----------       -----------
Interest Expense on FHLB Advances                   520,206           388,693
Interest Expense on Deposits & Loans              1,698,251         1,524,856
                                                -----------       -----------
    Total Interest Expense                        2,218,457         1,913,549
                                                -----------       -----------
    Net Interest Income                           1,521,193         1,356,695

Provision for Loan Losses                           435,000            50,000
                                                -----------       -----------
    Net Interest Income After
      Provision for Loan Losses                   1,086,193         1,306,695
                                                -----------       -----------
Non-Interest Income:
  Service Charges and Fees                          123,620           119,341
  Other                                              95,266            48,368
                                                -----------       -----------
    Total Non-Interest Income                       218,886           167,709
                                                -----------       -----------
Non-Interest Expense:
  Salaries and Employee Benefits                    481,218           488,129
  Premises and Equipment                            126,536           130,175
  Federal Deposit Insurance                          55,411            35,214
  Data Processing                                   143,782           121,961
  Advertising                                        51,464            60,864
  Bank Fees and Charges                              25,900            45,793
  Other                                             417,632           190,463
                                                -----------       -----------
    Total Non-Interest Expense                    1,301,943         1,072,599
                                                -----------       -----------

    Earnings Before Income Taxes                      3,136           401,805
Income Taxes                                          1,223           152,845
                                                -----------       -----------
    NET EARNINGS                                      1,913           248,960
                                                -----------       -----------

BASIC EARNINGS PER SHARE                        $       .01       $      1.41
DILUTIVE EARNINGS PER SHARE                     $       .01       $      1.39

See accompanying notes to consolidated financial statements.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                       Six Months Ended
                                                           March 31,
                                                -----------------------------
                                                    1998              1997
                                                    ----              ----
Cash Flows From Operating Activities:
  Net Earnings                                  $     1,913           248,960
  Adjustments to Reconcile Net Earnings
    To Net Cash Provided By Operating
    Activities:
      Depreciation and Amortization                  81,765            78,467
      Net Deferred Loan Origination Fees             (1,032)            7,214
      Provision For Loan Losses                     435,000            50,000
      Gain on Sale of Securities AFS                 23,809             4,156
      Change in Accrued Int. Rec.                    27,124            (2,057)
      Change in Other Assets                       (295,275)          (19,613)
      Change in Other Liabilities                   138,205          (300,199)
                                                -----------       -----------
  Net Cash Provided by (Used) Operating Act.        411,509            66,928

Cash Flows From Investing Activities:
  Loans Funded Net of Collections                (9,596,660)       (4,314,871)
  Purchase of Securities Available for Sale      (4,513,507)       (1,374,562)
  Maturities of Securities Available for Sale       236,310           304,522
  Maturities of Securities Held to Maturity          61,163           138,114
  Purchase of FHLB Stock                            (78,700)         (104,900)
  Purchase of Premises and Equipment                (40,520)          (31,981)
  Disposals of Premises and Equipment                   -0-            21,154
  Proceeds From Sale of Securities AFS            4,399,399         1,152,057
                                                -----------       -----------
  Net Cash Used in Invest. Act.                  (9,532,515)       (4,210,467)
                                                -----------       -----------

Cash Flows from Financing Activities:
  FHLB Advances                                   1,575,000         4,500,000
  Dividends Paid                                    (43,988)          (35,178)
  Net Change in Deposits                          5,900,077           567,357
  Repayment of FHLB Advance & Other Borrowings       (6,840)              -0-
                                                -----------       -----------
  Net Cash Provided by Financing
    Activities                                    7,424,249         5,032,179
                                                -----------       -----------
Net Decrease in Cash and Cash Equivalents        (1,696,757)          888,640
                                                -----------       -----------
Cash and Cash Equivalents at Beginning of Period  2,436,183         4,923,276
                                                -----------       -----------
Cash and Cash Equivalents at End of Period      $   739,426         5,811,916
                                                -----------       -----------

Supplemental Cash Flow Information:
  Interest Paid                                 $ 1,682,362         1,536,393
                                                -----------       -----------
  Income Taxes Paid                             $   190,000           100,000
                                                -----------       -----------



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

Note 2   Proposed Acquisition of Shelby County Bancorp

On February 5, 1998, Shelby County Bancorp and Blue River Bancshares , Inc. entered into an Agreement of Affiliation and Merger into Blue River Bancshares, Inc. as amended and restated on March 12, 1998, and as amended on June 2, 1998. Under the terms of the Merger Agreement, each outstanding share of common stock of the Corporation will be converted into the right to receive $56 from Blue River Bancshares, Inc. The merger will be accounted for as a purchase.

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

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
                NOTES TO CONSOLIS\DATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 4   Stock Option Plan

The Corporation has adopted a stock option plan whereby 17,250 shares of authorized but unissued common stock were reserved for future issuance upon the exercise of stock options granted to key employees and directors. Options for 12,075 shares at an option price of $10 per share have been granted under the plan. Three thousand four hundred and fifty shares of stock have been issued under the plan as of March 31, 1998. Options for 1,725 shares at an option price of $18 per share have also been granted under the plan. Through March 31, 1998, 3,450 options have been exercised, leaving 13,800 unexercised options.

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


(a)  Financial Condition:

     Total assets at March 31, 1998, were $98,465,000, an increase of $7,856,000 from total assets of $90,609,000 at September 30, 1997. The most significant increases in assets were in net loans receivable and interest bearing deposits. Total net loans receivable increased from $76,038,000 at September 30, 1997 to $85,133,000 at March 31, 1998. Interest bearing deposits decreased from $1,773,000 at September 30, 1997 to $9,000 at March 31, 1998. Mortgage loans increased from $61,634,000 at September 30, 1997 to $69,295,000 at March 31, 1998. Consumer loans increased from $14,732,000 at September 30, 1997 to $16,570,000 at March 31, 1998. The increase in mortgage loans is attributed to a very strong local economy and loan demand. The two branches that were opened in 1995 have contributed over $8,143,000 in mortgage and consumer lending.



                                           March 31, 1998    September 30, 1997
                                           --------------    ------------------
Domestic:
  Commercial, Financial, Agricultural       $  4,462,699        $  3,929,127
  Real Estate-Construction                     1,148,161           1,054,522
  Real Estate-Mortgage                        72,236,322          63,901,769
  Installment Loans to Individuals             7,286,006           7,152,502
                                            ------------        ------------
    TOTAL                                   $ 85,133,188        $ 76,037,920

                    SHELBY COUNTY BANCORP AND SUBSIDIARY
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

     Total deposits at September 30, 1997 of $64,633,000 increased to $70,533,000 at March 31, 1998. This increase in deposits is primarily due to an increase in certificates of deposit and checking accounts.


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

                      SHELBY COUNTY BANCORP AND SUBSIDIARY
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                         For the Six Months
                                                Ended          For Year Ended
                                           March 31, 1998    September 30, 1997
                                         ------------------  ------------------
Balance of allowance at beginning
  of period                                 $    391,677        $    325,900

Add:
  Provision for loan losses                      435,000             104,000
  Recoveries of loans previously charged off       4,462               1,146
Less gross charge-offs:
  Residential real estate loans                      -0-                 -0-
  Consumer loans                                     -0-              39,369

  Gross charge-offs                              116,659              39,369

Balance of allowance at end of period       $    714,480             391,677

Net charge-offs to total average loans
  outstanding                                       0.14%                .02%

Allowance at end of period to total
     average loans outstanding                      0.83%                .52%



     In connection with an ongoing Office of Thrift Supervision safety and soundness examination, the OTS has requested the Bank increase its allowance for loan losses as of March 31, 1998. While management notes that none of the commercial real estate or commercial loans are non-performing at this time, that type or lending has increased over the last two years. Accordingly, the Bank's lending risks have increased because commercial real estate and commercial loans are generally believed to more risky than other types of lending such as residential mortgage lending. Therefore, the Bank has increased its provision for loan losses of $50,000 for the six months ended March 31, 1997 to $435,000 for the six months ended March 31, 1998.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


(b)  Results of Operations:

     During the three month period ended March 31, 1998, net earnings decreased to $(172,000) (basic EPS of $(.98) per share) compared to net earnings of $120,000 (basic EPS of $.68 per share) during the three month period ended March 31, 1997. The decrease in earnings is primarily the result of an increase in the provision for loan losses of $378,000 for the three months ended March 31, 1998.


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

     During the six period ended March 31, 1998, net earnings decreased to $2,000 (basic EPS of $.01 per share) compared to net earnings of $249,000 (basic EPS of $1.41 per share) during the six month period ended March 31, 1997. The decrease in earnings is primarily the result of an increase in loan loss reserves of $385,000 for the six months ended March 31, 1998 and the establishment of an approximately $150,000 reserve for an environmental matter. (See "Subsequent Events" below.)


     Net interest income was $1,086,000, after provision for loan losses, for the six months ended March 31, 1998, compared to $1,307,000 for the six months ended March 31, 1997. The interest rate margin for the six months ended March 31, 1998 was 3.23%, compared to 3.29% for the same period one year ago.

     Interest income increased from $3,270,000 for the six months ended March 31, 1997 to $3,740,000 for the six months ended March 31, 1998. Interest expense for the six month period ended March 31, 1998 was $2,219,000 compared to $1,914,000 for the six months ended March 31, 1997. This increase is primarily attributed to the increase in deposit accounts.

                    SHELBY COUNTY BANCORP AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

     Total non-interest income was $219,000 for the six months ended March 31, 1998, compared to $168,000 for the same period in 1997.

     Non-interest expense totaled $1,302,000 for the six months ended March 31, 1998 compared to $1,072,000 for the same period in the prior year. The primary increase in non-interest expense relates to the costs incurred in connection with the proposed acquisition of the company.

(c)  Capital Resources and Liquidity

     The Corporation is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

     Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 4% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 1998, the Bank satisfied its capital requirements.

     The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1998 based on capital regulations currently in effect for savings institutions.

                                 Tangible            Core            Risk-based
                                  Capital           Capital            Capital
                                -----------       -----------       -----------
Regulatory Capital              $ 5,671,000       $ 5,671,000       $ 6,385,000
Minimum Capital Requirement       1,459,000         3,835,000         5,748,000
                                -----------       -----------       -----------
Excess Capital                  $ 4,212,000       $ 1,836,000       $   637,000

Regulatory Capital Ratio               5.91%             5.91%             8.89%
Required Capital Ratio                 1.50%             4.00%             8.00%

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

                              SUBSEQUENT EVENTS

     On May 6, 1998, in connection with a routine periodic examination, the Office of Thrift Supervision (the "OTS") advised the Bank that, until certain corrective actions are undertaken, the Bank should cease all commercial real estate and commercial lending. The OTS noted several supervisory concerns including loan documents which fail to clearly establish repayment terms, loans priced below market rates and extended maturities at fixed rates, failure to perform and document proper credit analysis and reliance on overstated collateral values. In light of the pending acquisition of the Bank by Blue River Bancshares, Inc. ("Blue River") (which currently is expected to close in June or July, although there can be no guarantee that the transaction will close then or at a later date), the Board of Directors of the Bank has determined to cease all such lending while the transaction is pending. The Bank is addressing certain of the OTS' concerns while the Merger is pending, such as the documentation issue, and Blue River has engaged a consultant to assist in addressing the OTS' concerns, is developing a new commercial real estate and commercial lending policy, and is coordinating with the OTS to address any remaining issues so that the Bank will be permitted to resume commercial real estate and commercial lending at the closing of the Merger. Management does not expect that ceasing to make such loans during that interim period will have a material adverse effect on the net earnings of the Bank because (i) the time period involved is expected to be only a few months,
(ii) residential mortgage lending, the Bank's primary lending vehicle, remains quite strong, and (iii) the interest rate margins which the Bank had been experiencing in its commercial real estate and commercial lending had been relatively comparable to other forms of lending. Also, management does not anticipate that any of its corrective actions undertaken while the Merger is pending will have any quantifiable impact on operations.

     In connection therewith, the OTS has requested that the Bank increase its allowance for loan losses as of March 31, 1998. While management notes that none of the commercial real estate or commercial loans are non-performing at this time, that type of lending has increased over the last two years. Accordingly, the Bank's lending risks have increased because commercial real estate and commercial loans are generally believed to be more risky than other types of lending such as residential mortgage lending. Therefore, the Bank increased its provision for loan losses of $50,000 for the six months ended March 31, 1997 to $435,000 for the six months ended March 31, 1998.


     Specifically, management noted that, since September 30, 1997, several items had occurred which, in management's opinion, supported the increase in the provision for loan losses. For instance, during the six month period, a savings account (which became overdrawn by $52,000) was reclassified as a loan, and was charged-off. Also, an $80,000 loan was determined to be classified as of March 31, 1998 due to a customer bankruptcy, and therefore management determined that an additional $80,000 should be added to the provision for loan losses. During that six month period, past due residential mortgage loans increased from $416,000 at September 30, 1997 to $673,000 at March 31, 1998. In management's opinion, this increase in loans 90 days or more delinquent justified a $120,000 addition to the loan loss reserve. From September 30, 1997 to March 31, 1998, commercial and commercial real estate loans increased approximately $500,000. Accordingly, management believed that 5% of that increase, or $25,000, should be added to the provision for loan losses so that the provision's allocation to commercial and commercial real estate loans remained proportionate to the aggregate amount of those types of loans outstanding. In addition, management has usually reserved $10,000 per month (or $60,000 during these six months) for loan losses inherent in the loan portfolio. The remainder of the $435,000 provision for loan losses during the six months was attributable to a more conservative approach taken by the OTS in evaluating the loan portfolio and, which in light of the Bank's current lending activities, was appropriate in management's opinion.


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


     As mentioned above, when deciding to begin the process, management of the Bank, based upon prior environmental reports and remediation efforts, believed that the environmental consultant would only need to undertake monitoring (and not any remediation) in connection with the VRP. However, after undertaking preliminary testing, the consultant informed the Bank that remediation would be necessary to remove certain liquid phase hydrocarbons (i.e., petroleum-based liquids). Accordingly, management asked the consultant to propose what remediation would be necessary and to estimate the expected cost. The consultant did so on May 18, 1998, and estimated the remediation and costs associated with the VRP to be $157,920. The Bank has reserved approximately $150,000 in its income statement for the periods ending March 31, 1998. (It should be noted that the expected amount of time for the VRP, including expected monitoring, is approximately three (3) years.)

     It should be noted that the environmental consultant has only provided an estimate, and the actual total costs may be different. In addition, certain costs which may be incurred may not be estimated in the proposal. However, at this time management does not believe material additional expenditures in connection with this matter will be necessary during the foreseeable future. The Bank's actions are voluntary, and have not been required by any governmental agency or body. Accordingly, the Bank reserves the right not to proceed with the VRP as to the St. Paul branch property, although management intents to so proceed at this time. Except for the VRP, no administrative, legal, or other proceeding is pending in connection with this matter and, to the knowledge of management, none is threatened.

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


     Item 6. Exhibits and Reports on Form 8-K

             a) Exhibit 2--Amendment to Amended and Restated Agreement of Affiliation and Merger, dated June 2, 1998, by and among Shelby County Bancorp, Blue River Bancshares, Inc. and Shelby County Savings Bank, FSB.

             b) Report on 8-K--Dated March 16, 1998, whereby the Corporation filed the Amended and Restated Agreement of Affiliation and Merger, dated March 12, 1998, by and among Shelby County Bancorp, Blue River Bancshares, Inc. and Shelby County Savings Bank, FSB.

             c)   Exhibit 27--Financial Data Schedule

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed and its behalf by the undersigned thereunto duly authorized.



                                              SHELBY COUNTY BANCORP


Date: June 16, 1998                         By  /s/  Rodney L. Meyerholtz
                                                -------------------------
                                                Rodney L. Meyerholtz
                                                President



Date: June 16, 1998                         By  /s/  Jack D. Disser
                                                -------------------------
                                                Jack D. Disser
                                                Treasurer